Form 10QSB
period 1995-03-31
HAWKINS ENERGY CORP
filed 1995-05-19
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1995
                               ----------------------------------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________.

Commission file number      0-18205
                       -----------------

                         HAWKINS ENERGY CORPORATION
- --------------------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

                Oklahoma                            73-1345732
- --------------------------------------------------------------------------------
      (State or other jurisdiction               (I.R.S. Employer
   of incorporation or organization)            Identification No.)


        400 South Boston, Suite 800 Tulsa, Oklahoma               74103
- --------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


                                 918-587-5815
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----




   Number of Shares of Common Stock Outstanding on May 8, 1995 - 12,920,568

      Transitional Small Business Format (Check one):    Yes     ;  No  X
                                                            -----     -----

                          HAWKINS ENERGY CORPORATION
                               TABLE OF CONTENTS


                                                                        Page
                                                                        ----

                                     PART I

Financial Information:

Item 1 - Financial Statements
         Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994..........................  3

         Consolidated Statements of Operations
           Three Months Ended March 31, 1995 and 1994....................  4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1995 and 1994....................  5

         Notes to Consolidated Financial Statements......................  7

Item 2 - Management's Discussion and Analysis of the
           Consolidated Financial Statements.............................  8


                                    PART II

Other Information:

         Item 6 - Exhibits and Reports on Form 8-K....................... 10

         Signatures...................................................... 11

                          HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,        December 31,
                                                                    1995               1994
                                                                  UNAUDITED
                                                                  ---------            ----
                                                                          (In thousands)
Current Assets:
  Cash and cash equivalents.................................       $   212            $   115
  Accounts receivable, less allowance for doubtful accounts
   of $165 and $158 in 1995 and 1994, respectively..........           768                760
  Accounts receivable -- related party......................           169                146
  Notes receivable..........................................           174                172
  Income tax receivable.....................................           118                 42
  Compressors and compressor parts inventory................         1,324              1,261
  Other.....................................................            63                 59
                                                                   -------            -------
    Total current assets....................................         2,828              2,555
                                                                   -------            -------

Cash held for reinvestment in oil and gas properties........         2,544              2,513
                                                                   -------            -------

Property and Equipment, net (Note 2)........................        21,132             21,430
                                                                   -------            -------
Goodwill and other intangibles, net of amortization of
      $1,649 in 1995 and $1,633 in 1994.....................           835                850
Notes receivable............................................           424                503
Other assets................................................            61                 63
                                                                   -------            -------
Total Assets................................................       $27,824            $27,914
                                                                   =======            =======
Current Liabilities:
  Current portion of long-term debt.........................       $ 3,028            $ 2,263
  Accounts payable and accrued liabilities..................         1,575              1,828
                                                                   -------            -------
    Total current liabilities...............................         4,603              4,091

Long-term debt..............................................         6,386              6,967
Deferred income taxes.......................................         4,695              4,655
Other.......................................................           104                111
                                                                   -------            -------
Total Liabilities...........................................        15,788             15,824
                                                                   -------            -------
Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued..........................            --                 --
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 13,049,235 and 13,049,235 shares
     issued and 12,886,568 and 12,862,568 outstanding
     in 1995 and 1994, respectively.........................           130                130
  Additional paid-in capital................................        12,114             12,114
  Retained earnings (deficit)...............................           (26)                52
  Treasury stock, at cost (162,667 and 186,667 shares in
    1995 and 1994, respectively)............................          (182)              (206)
                                                                   -------            -------
Total stockholders' equity..................................        12,036             12,090
                                                                   -------            -------
Total Liabilities and Stockholders' Equity..................       $27,824            $27,914
                                                                   =======            =======



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   UNAUDITED

                                                 Three Months Ended March 31,
                                                     1995          1994
                                                     ----          ----
                                    (In thousands, except for per share amounts)

Revenues:
  Oil & gas sales..............................    $   277      $   511
  Compressor sales.............................        452          413
  Compressor sales - remanufacturing...........         --           89
  Compressor rentals and service fees..........      1,893        1,890
  Interest and other income....................         48           20
  Gain on sale of assets.......................          3            1
                                                   -------      -------
    Total revenues.............................      2,673        2,924
                                                   -------      -------

Expenses:
  Operating costs - oil and gas................        103          138
  Cost of sales - compressors..................        358          304
  Cost of sales-remanufacturing................         --           67
  Operating costs - compressors................      1,005          901
  Depreciation, depletion and amortization.....        539          593
  General and administrative...................        512          565
  Interest.....................................        250          184
  Other........................................          7           --
                                                   -------      -------
         Total expenses........................      2,774        2,752
                                                   -------      -------

Income (loss) before income taxes..............       (101)         172
Income tax benefit (expense)...................         35          (70)
                                                   -------      -------

Net income (loss)..............................    $   (66)     $   102
                                                   =======      =======

Income (loss) per common share.................    $  (.01)     $   .01
                                                   =======      =======

Weighted average number of shares outstanding..     12,887       13,012
                                                   =======      =======



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                    Three Months Ended March 31,
                                                           1995      1994
                                                           ----      ----
                                                           (In thousands)

Cash flows from operating activities:
  Net income (loss)...................................  $   (66)  $   102
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depletion, depreciation, and amortization.......      539       593
      Deferred taxes..................................       40       (12)
      Gain on sale....................................       (3)        1

  Changes in operating assets and liabilities:
      Accounts receivable and other...................     (109)      288
      Notes receivable................................       77        38
      Compressor and compressor parts inventory.......      (63)      (51)
      Accounts payable and accrued liabilities........     (260)      160
                                                        -------   -------

        Net cash provided by operating activities.....      155     1,119
                                                        -------   -------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment......     (367)     (621)
  Proceeds from disposition of compressor
    and other equipment...............................      158         1
  Additions to oil and gas properties.................      (13)      (86)
  Proceeds of dispositions of oil and gas properties..       --         2
  Cash held for reinvestment in oil and gas
   properties.........................................      (31)       --
  Increase in organization costs and other
   intangibles........................................       (1)      (15)
                                                        -------   -------

        Net cash used in investing activities.........     (254)     (719)
                                                        -------   -------

Cash flows from financing activities:
  Proceeds of long-term debt..........................      720        70
  Payments on long-term debt..........................     (536)     (275)
  Principal payments under capital lease obligation...       --      (138)
  Sale of treasury stock..............................       12         7
                                                        -------   -------
      Net cash provided by (used in) financing
       activities.....................................      196      (336)
                                                        -------   -------

Net increase (decrease) in cash
  and cash equivalents................................       97        64

Cash and cash equivalents,
  beginning of period.................................      115        20
                                                        -------   -------

Cash and cash equivalents,
  end of period.......................................  $   212   $    84
                                                        =======   =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                   UNAUDITED

                                                Three Months Ended March 31,
                                                       1995      1994
                                                       ----      ----
                                                       (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid....................................  $  250    $  184
                                                     ======    ======
  Income taxes paid................................  $   --    $  237
                                                     ======    ======

Supplemental disclosure of non-cash investing and
  financing activities:
  Compressor inventory and equipment acquired
    through stock issuance.........................  $   --    $  263
                                                     ======    ======


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             HAWKINS ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    Organization and Basis of Presentation

     The accompanying consolidated financial statements present the financial position and results of operations of Hawkins Energy Corporation (the "Company") and its wholly owned subsidiary, Equity Compressors, Inc. ("Equity Compressors").

     The Company is engaged in the production of natural gas and oil, and in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems as well as to other equipment leasing companies. Its principal geographical operating areas lie within the states of Alabama, Arkansas, Kansas, Mississippi, Louisiana, Oklahoma and Texas.

     In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Hawkins Energy Corporation as of March 31, 1995, and the results of its operations and cash flows for the periods ended March 31, 1995 and 1994.

     The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1994. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


NOTE 2                        Property and Equipment


                                                      March 31,     December 31,
                                                        1995            1994
                                                        ----            ----
                                                           (In thousands)
Land and building..................................   $   299         $   299
Oil and gas properties, on the full cost method....    32,023          32,010
Compressor equipment...............................    22,678          22,473
Other equipment....................................       450             451
                                                      -------         -------
                                                       55,450          55,233
Less accumulated depreciation, depletion and
  amortization.....................................    34,318          33,803
                                                      -------         -------

Net property and equipment.........................   $21,132         $21,430
                                                      =======         =======

     On December 30, 1994, the Company sold interests in fifty-seven wells located in the Arkoma Basin of northwest Arkansas. The natural gas reserves attributable to the properties sold represented approximately one-third of the total equivalent natural gas reserves owned by the Company. The Company received $2,513,000 for the well interests and related production equipment and recognized a gain of $1,880,000 on the sale. The proceeds from the sale have been placed in trust and management intends to utilize such proceeds to purchase oil and gas properties in 1995 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred.

     As of May 2, 1995, the Company had used $2,150,000 of the sale proceeds in purchasing replacement oil and gas properties. The effective dates of the purchases range from January 1 to March 1, 1995, however, revenues from these properties will not be recognized until the second quarter of 1995. The closing dates of the purchases were during April and the first week in May 1995.

NOTE 3   Transactions with Related Parties

     Amounts paid in the three months ended March 31 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead is as follows: $24,000 in 1995 $35,000 in 1994.

     Equity Compressors received compressor rental revenues from an affiliate and a related party in the amount of $91,000 for the three months ended March 31, 1995. At March 31, 1995, Equity Compressor's receivable from the related entity totalled $169,000.

NOTE 4   Commitments

     The Company leases compressor equipment under contracts with terms ranging from month to month to one year. The future revenues to be received under contracts at March 31, 1995 are $196,000 through March 31, 1996.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. A one-year lease for a compressor remanufacturing facility contains renewal options through 1996. The Company's rental expense amounted to $29,000 and $31,000 in first quarter of 1995 and 1994, respectively.

     The Company has certain other operating leases for office equipment and automobiles. Future minimum rental payments under these leases total $147,000, $142,000, $48,000 and $2,000 for 1995, 1996, 1997 and 1998, respectively.

NOTE 5   Earnings per Share

     Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings and financial condition during the periods included in the accompanying Consolidated Balance Sheets, Statements of Operations and Cash Flows.

Results of Operations
- ---------------------

First Quarter 1995 versus First Quarter 1994

     In the first quarter 1995, the Company had a net loss of $66,000 compared to a net income of $102,000 for the first quarter 1994, due principally to the reduction in oil and gas revenues of $234,000 as a result of the sale of properties in December 1994. Also contributing were lower natural gas prices, higher interest expense and higher compressor operating costs. The average spot market gas price received in the first quarter 1995 was $1.73 compared to $2.15 received in the first quarter 1994. This decline was offset somewhat by $65,000 received by the Company from a financial hedge which provided a price floor of $2.00 per Mcf on approximately 50% of the Company's production since May 1994. This price hedge will continue through April 1995. Oil and gas operating costs for 1995 were 25% lower than for 1994, primarily due to fewer producing wells and a reduction in the amount of workover activity.

     Revenues from the sale of compressors and remanufacturing services decreased 10% in 1995 compared to 1994. During 1995, compressor rental revenues remained constant when compared to 1994, even though the overall compressor utilization rate decreased in 1995 to 76% from 81% in 1994. The average number of units rented during the first quarter 1995 decreased by 9 units when compared to the average number of units rented during the first quarter 1994, generally as a result of lagging demand related to the deterioration in gas prices and aggressive marketing by competing rental companies. Revenues were maintained by leasing units with a 6% greater average horsepower at higher rental rates in the first quarter 1995 compared to the same period 1994.

     The cost of compressor and remanufacturing sales decreased 4% from 1994. Compressor operating costs incurred on rental units increased 12% in 1995 from the first quarter 1994 reflecting additional overhaul and maintenance work required to maintain the compressor rental fleet.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1995 expense of $71,000 is 47% less than $134,000 during 1994, due to lower production volumes and an upward revision of reserve estimates at year end 1994. Depreciation of the compressor fleet increased to $468,000 in 1995 from $453,000 in 1994.

     General and administrative expense decreased 9% in 1995 from 1994 due to a reduction in corporate personnel expenses.

     Interest expense increased by 36% in 1995 compared to 1994 as a result of additional bank borrowings and higher interest rates in 1995.

Financial Condition and Liquidity
- ---------------------------------

     In December 1994, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as four separate notes and is collateralized by substantially all of the assets of the Company. One note has an initial loan balance of $1.4 million and is being amortized at $24,000 per month from January 31 to June 30, 1995 and at $35,417 per month for 32 months thereafter, plus interest. Another note is for the principal amount of $7,450,000 and is being amortized over 50 months at $143,398 per month, plus interest. A third note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. Finally, the Company has a $1,000,000 revolving credit line for general business purposes which expires on June 30, 1995. At May 4, 1995, the Company had utilized $972,000 of the credit line. The Company is currently negotiating with the bank to extend the maturity of this revolving line to 1996.

     The Company's new loan agreement includes amounts due during the next twelve months totalling $3.03 million, including $972,000 under the revolving credit line. All of the Company's credit line debt agreements have historically been renewed on an annual basis.

     Net cash provided by operating activities decreased to $155,000 in the first quarter of 1995 from $1.1 million in the same period of 1994, primarily due to the first quarter net loss, an increase in accounts receivable and a decrease in accounts payable. Net cash used in investing activities decreased to $254,000 in 1995 from $719,000, due to fewer additions to the compressor rental fleet. Net cash provided by financing activities was $196,000 in 1995 compared to cash used in financing activities of $336,000 in 1994 as a result of the draw down on the revolving line of credit. At March 31, 1995, the Company had current assets of $2.8 million and current liabilities of $4.6 million. The Company anticipates that 1995 cash flow from operations, together with the expected credit line refinancing will be sufficient to fund the Company's working capital and capital expenditure needs.

     On December 30, 1994, the Company sold interests in fifty-seven wells located in the Arkoma Basin of northwest Arkansas for $2,513,000. The proceeds from the sale have been placed in trust and management intends to utilize such proceeds to purchase oil and gas properties in 1995 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred. As of May 2, 1995, the Company had used $2.2 million of the $2.5 million received from the sale of oil and gas properties in the purchase of replacement properties estimated to have reserves of approximately 4.4 equivalent billion cubic feet
(Bcf).

                                    PART II.
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) Exhibits:

         Exhibit
           No.           Description
          -------        -----------

          27             Financial Data Schedule

     (b) Reports on Form 8K:  None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HAWKINS ENERGY CORPORATION



DATE:  May 18, 1995               By: /s/ Thomas F. Ostrye
                                      ---------------------------------
                                          THOMAS F. OSTRYE, President


DATE:  May 18, 1995               By: /s/ Clifford S. Lewis
                                     ----------------------------------
                                          CLIFFORD S. LEWIS
                                          Vice President, Secretary and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit
 No.        Description
- -------     -----------

27          Financial Data Schedule