Form 10QSB
period 1995-06-30
HAWKINS ENERGY CORP
filed 1995-08-14
CIK 854661

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                               -----------------------------------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to_________________________

Commission file number      0-18205
                       -----------------


                          HAWKINS ENERGY CORPORATION
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Oklahoma                                   73-1345732
------------------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S.Employer
   of incorporation or organization)               Identification No.)


    400 South Boston, Suite 800 Tulsa, Oklahoma            74103
------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

                                 918-587-5815
------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

  Number of Shares of Common Stock Outstanding on August 2, 1995 - 12,941,868


  Transitional Small Business Issuer Format (Check one):    Yes       No  X
                                                               -----    -----

                           HAWKINS ENERGY CORPORATION
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

Financial Information:

    Item 1 -- Financial Statements

         Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994...........................     3

         Consolidated Statements of Operations
           Three and Six Months Ended June 30, 1995
           and 1994......................................................     4

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1995 and 1994.......................     5

         Notes to Consolidated Financial Statements......................     7

    Item 2 -- Management's Discussion and Analysis

         Management's Discussion and Analysis of the
           Financial Condition and Results of
           Operations....................................................     8


                                    PART II

Other Information:

    Item 4 - Submission of Matters to a Vote of Security Holders..........   10

    Item 6 - Exhibits and Reports on Form 8-K.............................   10

    Signatures............................................................   11

                           HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                     1995            1994
                                                                   UNAUDITED
                                                                   ---------       ---------
                                                                         (In thousands)
Current Assets:
 Cash and cash equivalents....................................      $   455         $   115
 Accounts receivable, less allowance for doubtful accounts
  of $160 and $158 in 1995 and 1994, respectively.............        1,051             760
 Accounts receivable -- related party.........................           --             146
 Notes receivable.............................................          231             172
 Income tax receivable........................................          106              42
 Compressors and compressor parts inventory...................        1,309           1,261
 Other........................................................           85              59
                                                                    -------         -------
  Total current assets........................................        3,237           2,555
                                                                    -------         -------

Cash held for reinvestment in oil and gas properties..........           --           2,513
                                                                    -------         -------

Property and Equipment, net (Note 2)..........................       23,153          21,430
                                                                    -------         -------

Goodwill and other intangibles, net of amortization of
    $1,664 in 1995 and $1,633 in 1994.........................          821             850
Notes receivable..............................................          469             503
Other assets..................................................           58              63
                                                                    -------         -------
Total Assets..................................................      $27,738         $27,914
                                                                    =======         =======

Current Liabilities:
 Current portion of long-term debt............................      $ 3,144         $ 2,263
 Accounts payable and accrued liabilities.....................        1,714           1,828
                                                                    -------         -------
  Total current liabilities...................................        4,858           4,091

Long-term debt................................................        6,001           6,967
Deferred income taxes.........................................        4,710           4,655
Other.........................................................          104             111
                                                                    -------         -------
Total Liabilities.............................................       15,673          15,824
                                                                    -------         -------

Commitments (Note 4)

Stockholders' Equity:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued..............................           --              --
 Common stock, $.01 par value, 20,000,000 shares authorized,
  13,259,235 and 13,049,235 shares issued and 12,941,868 and
  12,862,568 outstanding in 1995 and 1994, respectively.......          132             130
 Additional paid-in capital...................................       12,390          12,114
 Retained earnings (deficit)..................................          (54)             52
 Treasury stock, at cost (317,367 and 186,667 shares in
  1995 and 1994, respectively)................................         (403)           (206)
                                                                    -------         -------
Total stockholders' equity....................................       12,065          12,090
                                                                    -------         -------
Total Liabilities and Stockholders'
 Equity.......................................................      $27,738         $27,914
                                                                    =======         =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   UNAUDITED

                                                    Three Months         Six Months
                                                   Ended June 30,      Ended June 30,
                                                 -----------------   -----------------
                                                   1995      1994      1995      1994
                                                 -------   -------   -------   -------
                                              (In thousands, except for per share amounts)
Revenues:
  Oil & gas sales..............................  $   451   $   499   $   728   $ 1,010
  Compressor sales.............................      687       732     1,139     1,234
  Compressor rentals...........................    1,669     1,935     3,555     3,825
  Interest and other income....................       23        19        71        39
  Gain (loss) on sale of assets................        4        (1)        7        --
                                                 -------   -------   -------   -------
    Total revenues.............................    2,834     3,184     5,500     6,108
                                                 -------   -------   -------   -------

Expenses:
  Operating costs - oil and gas................      168       164       271       302
  Cost of sales - compressors..................      572       593       930       964
  Operating costs - compressors................      765       969     1,770     1,870
  Depreciation, depletion and amortization.....      623       614     1,162     1,207
  General and administrative...................      428       601       940     1,166
  Interest.....................................      272       198       522       382
                                                 -------   -------   -------   -------
       Total expenses..........................    2,828     3,139     5,595     5,891
                                                 -------   -------   -------   -------

Income (loss) before income taxes..............        6        45       (95)      217
Income tax benefit (expense)...................       (2)      (21)       33       (91)
                                                 -------   -------   -------   -------

Net income (loss)..............................  $     4   $    24   $   (62)  $   126
                                                 =======   =======   =======   =======

Income (loss) per common share:................  $    --   $    --   $    --   $   .01
                                                 =======   =======   =======   =======

Weighted average number of shares outstanding..   12,928    12,814    12,907    12,808
                                                 =======   =======   =======   =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                     1995              1994
                                                                   -------           -------
                                                                        (In thousands)
Cash flows from operating activities:
  Net income (loss)...........................................     $   (62)          $   126
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depletion, depreciation, and amortization...............       1,162             1,207
      Gain on sale of equipment...............................          (7)               --
      Deferred taxes..........................................          55               (24)

  Changes in operating assets and liabilities:
      Accounts receivable and other...........................        (294)              (21)
      Notes receivable........................................          34                77
      Compressor and compressor parts inventory...............         (48)              (34)
      Accounts payable and accrued liabilities................        (121)              562
                                                                   -------           -------

        Net cash provided by operating activities.............         719             1,893
                                                                   -------           -------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment..............        (635)           (1,343)
  Proceeds from dispositions of compressor and
    other equipment...........................................         293                 9
  Additions to oil and gas properties.........................      (2,505)             (118)
  Proceeds of disposition of oil and gas
   properties.................................................          --                 2
  Cash held for reinvestment in oil and gas
   properties.................................................       2,513                --
  Increase in organization costs and other
   intangibles................................................           3               (26)
                                                                   -------           -------

        Net cash used in investing activities.................        (331)           (1,476)
                                                                   -------           -------

Cash flows from financing activities:
  Proceeds of long-term debt..................................         826             1,514
  Payments on long-term debt..................................        (911)           (1,614)
  Principal payments under lease obligation...................          --              (212)
  Sale of treasury stock......................................          37                33
                                                                   -------           -------
        Net cash used in financing activities.................         (48)             (279)
                                                                   -------           -------

Net increase in cash
  and cash equivalents........................................         340               138

Cash and cash equivalents,
  beginning of period.........................................         115                20
                                                                   -------           -------

Cash and cash equivalents,
  end of period...............................................     $   455           $   158
                                                                   =======           =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                   UNAUDITED

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1995              1994
                                                     -------           -------
                                                          (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid....................................  $   438           $   382
                                                     =======           =======
  Income taxes paid................................  $    --           $   239
                                                     =======           =======

Supplemental disclosure of non-cash investing and
  financing activities:
  Compressor inventory and equipment acquired
    through stock issuance.........................  $    --           $   263
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

     In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Hawkins Energy Corporation as of June 30, 1995, and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994.

     The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1994. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2    Property and Equipment

                                                    June 30,      December 31,
                                                      1995            1994
                                                    -------         -------
                                                         (In thousands)
Land and building.........................          $   299         $   299
Oil and gas properties, on the full cost
 method...................................           35,820          32,010
Compressor equipment......................           22,792          22,473
Other equipment...........................              454             451
                                                    -------         -------
                                                     59,365          55,233
Less accumulated depreciation, depletion
 and amortization.........................           36,212          33,803
                                                    -------         -------
Net property and equipment................          $23,153         $21,430
                                                    =======         =======

     During December 1994, the Company sold interests in fifty-seven (57) wells with estimated proved reserves of 1,451,000 Mcf of gas in Arkansas for $2,513,000. These sales proceeds were placed in trust until they were utilized by the Company to fund the current year acquisitions in a like-kind exchange that enabled the Company to defer all of the tax liability on the $1.88 million pre-tax gain from the December 1994 sale.

     The Company closed a series of production acquisitions during the second quarter of 1995 involving interests in twelve gas and fourteen oil wells in Arkansas, Oklahoma and Texas. The effective date of the purchases range from January 1 to March 1, 1995, however, no revenues were recognized in the first quarter because the closing dates of the purchases were during April and the first week of May in the second quarter 1995. The Company estimates these properties contain proved reserves of approximately 330,000 barrels of oil and 2,889,000 Mcf of gas which were added to the Company's year-end 1994 proved reserve base of 18,000 barrels of oil and 2,501,000 Mcf of gas.

NOTE 3    Transactions with Related Parties

     Amounts paid in the six months ended June 30 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead is as follows: $56,000 in 1995 $78,000 in 1994.

     Equity Compressors received compressor rental revenues from an affiliate and a related party in the amount of $140,000 for the six months ended June 30, 1995. In June 1995, the Company received a promissory note from the affiliated company in the amount of $108,829. Principal payments and accrued interest at the rate of 12% began July 15, 1995, and will continue until December 15, 1996, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 4    Commitments

     The Company leases compressor equipment under contracts with terms ranging from month to month to one year. The future revenues to be received under contracts at June 30, 1995 are $295,000 through June 30, 1996.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. A one-year lease for a compressor remanufacturing facility contains renewal options through 1996. The Company's rental expense amounted to $65,000 and $58,000 for the six months ended June 30, 1995 and 1994, respectively.

     The Company has certain other operating leases for office equipment and automobiles. Future minimum rental payments under these leases total $96,000, $142,000, $48,000 and $2,000 for 1995, 1996, 1997 and 1998, respectively.

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

Results of Operations
---------------------

1995 versus 1994

     In the three months ended June 30, 1995, the Company had net income of $4,000 compared to net income of $24,000 in the three months ended June 30, 1994. For the six months ended June 30, 1995, the Company reported a net loss of $62,000 compared to net income of $126,000 for the same period ended June 30, 1994, due principally to a decrease in compressor rentals and oil and gas revenues. Interest expense increased by $140,000 during the six months ended June 30, 1995 from the same period of 1994. The Company's cost cutting efforts resulted in a $226,000 reduction in general and administrative expenses during six months ended June 30, 1995 from the same period in 1994.

     Compressor rental revenues decreased 14% and 7% in the three and six months ended June 30, 1995 when compared to 1994, as the average overall compressor utilization rate decreased to 73% for the six months ended June 30, 1995 compared to 80% in the same period 1994. The average number of units rented during the six months ended June 30, 1995, decreased by 23 units when compared to the average number of units rented during the first six months of 1994, generally as a result of lagging demand related to the deterioration in gas prices and aggressive marketing by competing rental companies. Compressor operating costs incurred on rental units decreased 21% and 5% in the three and six months ended June 30, 1995 from the same periods in 1994 consistant with fewer number of units operating in 1995.

     The average spot market gas prices received in the three and six months ended June 30, 1995 were $1.38 and $1.50 compared to $1.89 and $2.03 received in the same periods in 1994, which represents decreases of 27% and 26%, respectively. This decline was offset somewhat through receipt of a $65,000 payment from the Company's financial hedge which provided a price floor of $2.00 per Mcf on approximately 50% of the Company's production since May 1994. This price hedge expired in May 1995. Volumes produced in the second quarter 1995 and 1994, respectively, were 234,355 Mcf on an equivalent basis (Mcfe) and 244,153 Mcfe, a decrease of 4%. Volumes produced in the first quarter 1995 and 1994, respectively, were 120,958 Mcfe and 248,293 Mcfe, a decrease of 51%. The increase in production from the first quarter to the second quarter of 1995 resulted from the acquisition of properties which occurred during the first and second quarters. Management expects a further increase in oil and gas production on these properties in the third quarter, which will be the first full quarter of operation. Oil and gas operating costs for the three and six months ended June 30, 1995 were 2% higher and 10% lower than for the same periods in 1994, respectively, primarily due to the initial operating costs related to the new acquired properties.

     Revenues from the sale of compressors and remanufacturing services decreased 6% and 8% in the three and six months ended June 30, 1995, when compared to the same periods in 1994 generally due to the gas price decline previously discussed. The cost of compressor and remanufacturing sales decreased 4% in the three and six months ended June 30, 1995 from the same periods in 1994.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The expense for the three and six months ended June 30, 1995 was $120,000 and $191,000 which is 8% and 28% lower than $131,000 and
$265,000 during the same periods in 1994, respectively, due to lower production volumes and an upward revision of reserve estimates at year end 1994. Depreciation of the compressor fleet increased to $484,000 and $942,000 in the three and six months ended June 30, 1995 from $469,000 and $914,000 in the same periods in 1994 due to equipment additions made in 1994.

     General and administrative expense decreased $173,000 and $226,000, or 29% and 19% in the three and six months ended June 30, 1995 compared to the same periods in 1994. This decrease resulted principally from merging the operations of the Company's three wholly owned gas compression subsidiaries which resulted in cost savings by centralizing certain administrative functions.

     Interest expense increased by 37% in the three and six months ended June 30, 1995 compared to the same periods in 1994 as a result of higher interest rates in 1995. The Company's average interest rate increased 23% and 29% in the three and six months ended June 30, 1995 from the same periods in 1994 to 11.00% and 10.92%, respectively.

Financial Condition and Liquidity
---------------------------------

     In December 1994, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as four separate notes and is collateralized by substantially all of the assets of the Company. One note had an initial loan balance of $1.4 million and is being amortized at $24,000 per month from January 31 to June 30, 1995 and at $35,417 per month for 32 months thereafter, plus interest. Another note is for the principal amount of $7,450,000 and is being amortized over 50 months at $143,398 per month, plus interest. A third note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. Finally, the Company has a $1,000,000 revolving credit line for general business purposes which expired on June 30, 1995. The Company is currently negotiating with the bank to extend the maturity of this revolving line to 1996.

     The Company's new loan agreement includes amounts due during the next twelve months totalling $3.1 million, including $795,000 under the revolving credit line. All of the Company's credit line debt agreements have historically been renewed on an annual basis.

     Net cash provided by operating activities decreased to $719,000 in the first six months of 1995 from $1.9 million in the same period of 1994, primarily due to the loss in the first and second quarters, an increase in accounts and notes receivable and a decrease in accounts payable. Net cash used in investing activities decreased to $331,000 in 1995 from $1.5 million due to fewer additions to and increased sales of compressor equipment. Net cash used in financing activities decreased to $48,000 in 1995 compared to cash used in financing activities of $279,000 in 1994 as a result of bank refinancing which replaced a capital lease obligation. At June 30, 1995, the Company had current assets of $3.2 million and current liabilities of $4.9 million. The Company anticipates that 1995 cash flow from operations, together with the expected credit line refinancing will be sufficient to fund the Company's working capital and capital expenditure needs.

     During December 1994, the Company sold of interests in fifty-seven (57) wells with estimated proved reserves of 1,451,000 Mcf of gas in Arkansas for $2,513,000. These sales proceeds were placed in trust until they were utilized the Company to fund the current year acquisitions in a like-kind exchange that enabled the Company to defer all of the tax liability on the $1.88 million pre-tax gain from the December 1994 sale. The Company closed a series of production acquisitions during the second quarter of 1995 involving interests in twelve gas and fourteen oil wells in Arkansas, Oklahoma and Texas. The Company estimates these properties contain proved reserves of approximately 330,000 barrels of oil and 2,889,000 Mcf of gas which were added to the Company's year-end 1994 proved reserve base of 18,000 barrels of oil and 2,501,000 Mcf of gas. At June 30, 1995, the Company estimates all properties to contain proved reserves of approximately 333,000 barrels of oil and 5,022,000 Mcf of gas.

                                    PART II.
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 24, 1995, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Clifford S. Lewis, Thomas F. Ostrye and Clyde Wyant, Jr., as Class III Directors of the Company for three-year terms. Charles M. Butler, John B. Hawkins, James
F. Hawkins, Jr., Don E. Smith, David J. Parsons and Donald C. Nejedly continue to serve as directors of the Company until the expiration of their respective terms and their successors have been duly elected and qualified. The stockholders also ratified the selection of Coopers and Lybrand as the independent auditors of the Company for the fiscal year ending December 31, 1995.

     There were present at the Annual Meeting, in person or by proxy, stockholders holding 9,152,104 shares of Common stock of the Company, or 70% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                  Voted      Voted Against               Broker
                                   For        or Withheld  Abstention  Non-Votes
                                  -----      ------------- ----------  ---------
1.   Election of Directors
     ---------------------

     Clifford S. Lewis          8,821,693      330,411       0              0
     Thomas F. Ostrye           8,821,693      330,411       0              0
     Clyde Wyant, Jr.           8,821,693      330,411       0              0
2.   Ratification of
     ---------------
     Independent Auditors       8,330,849      314,094       7,161          0
     --------------------

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          (a)  Exhibits:  27 - Financial Data Schedule
          (b)  Reports on Form 8-K:  None

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HAWKINS ENERGY CORPORATION



DATE:  August 10, 1995          By: /s/ Thomas F. Ostrye
                                    -------------------------------
                                      THOMAS F. OSTRYE, President


DATE:  August 10, 1995          By:/s/ Clifford S. Lewis
                                   --------------------------------
                                      CLIFFORD S. LEWIS
                                      Vice President, Secretary and Treasurer

                                 EXHIBIT INDEX

 Exhibit
   No.         Description
 -------       -----------

 27            Financial Data Schedule