Form 10QSB
period 1995-09-30
HAWKINS ENERGY CORP
filed 1995-11-13
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1995
                               -------------------------------------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number      0-18205
                       -----------------


                          HAWKINS ENERGY CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Oklahoma                                       73-1345732
--------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


400 South Boston, Suite 800 Tulsa, Oklahoma                   74103
--------------------------------------------------------------------------------

  (Address of principal executive offices)                  (Zip Code)


                                 918-587-5815
--------------------------------------------------------------------------------

                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---



 Number of Shares of Common Stock Outstanding on November 7, 1995 - 12,961,968


  Transitional Small Business Issuer Format (Check one):    Yes     No  X
                                                                ---    ---

                           HAWKINS ENERGY CORPORATION
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

Financial Information:

    Item 1 -- Financial Statements

      Consolidated Balance Sheets
        September 30, 1995 and December 31, 1994.............................  3

      Consolidated Statements of Operations
        Three and Nine Months Ended September 30,
         1995 and 1994.......................................................  4

      Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1995 and
         1994................................................................  5

      Notes to Consolidated Financial Statements.............................  7

     Item 2 -- Management's Discussion and Analysis

      Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................  8


                                    PART II

Other Information:

     Item 6 - Exhibits and Reports on Form 8-K............................... 10

     Signatures.............................................................. 11

                           HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                 September 30,     December 31,
                                                    1995              1994
                                                   UNAUDITED
                                                 -------------     ------------
                                                         (In thousands)
Current Assets:
 Cash and cash equivalents..............          $   381           $   115
 Accounts receivable, less allowance
  for doubtful accounts of $75 and $158
  in 1995 and 1994, respectively........            1,026               760
 Accounts receivable -- related party...               48               146
 Notes receivable.......................              189               172
 Notes receivable -- affiliate..........               65                --
 Income tax receivable..................               --                42
 Compressors and compressor parts
  inventory.............................            1,513             1,261
 Other..................................               54                59
                                                  -------           -------
  Total current assets..................            3,276             2,555
                                                  -------           -------

Cash held for reinvestment in oil and
 gas properties.........................               --             2,513
                                                  -------            ------

Property and Equipment, net (Note 2)....           22,873            21,430
                                                  -------            ------

Goodwill and other intangibles, net of
 amortization of $1,711 in 1995 and
 $1,657 in 1994.........................              806                850
Notes receivable........................              450                503
Other assets............................               59                 63
                                                  -------            -------
Total Assets............................          $27,464            $27,914
                                                  =======            =======

Current Liabilities:
 Current portion of long-term debt......          $   691            $ 2,263
 Accounts payable and accrued
  liabilities...........................            1,415              1,828
 Income tax payable.....................              190                 --
                                                  -------            -------
  Total current liabilities.............            2,296              4,091

Long-term debt..........................            8,794              6,967
Deferred income taxes...................            4,262              4,655
Other...................................              104                111
                                                  -------            -------
Total Liabilities.......................           15,456             15,824
                                                  -------            -------

Commitments (Note 4)

Stockholders' Equity:
 Preferred stock, $1.00 par value,
  1,000,000
  shares authorized, none issued........               --                 --
 Common stock, $.01 par value,
  20,000,000 shares authorized,
  13,259,235 and 13,259,235 shares
   issued and 12,952,568 and
  12,862,568 outstanding in 1995 and
   1994, respectively                                 132                130
 Additional paid-in capital.............           12,390             12,114
 Retained earnings (deficit)............             (125)                52
 Treasury stock, at cost (306,667 and
  186,667 shares in 1995 and 1994,
  respectively).........................             (389)              (206)
                                                  -------            -------
Total stockholders' equity..............           12,008             12,090
                                                  -------            -------
Total Liabilities and Stockholders'
 Equity.................................          $27,464            $27,914
                                                  =======            =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   UNAUDITED

                                                     Three Months                   Nine Months
                                                   Ended September 30,          Ended September 30,
                                                 ----------------------         -------------------
                                                    1995        1994            1995           1994
                                                    ----        ----            ----           ----
                                                      (In thousands, except for per share amounts)

Revenues:
  Oil & gas sales..............................  $   396       $ 467        $  1,124       $  1,477
  Compressor sales.............................      352         494           1,491          1,728
  Compressor rentals...........................    1,669       1,942           5,224          5,767
  Interest and other income....................       16          19              87             58
  Gain (loss) on sale of assets................      (25)        110             (18)           110
                                                 -------      ------         -------         ------
    Total revenues.............................    2,408       3,032           7,908          9,140
                                                 -------      ------         -------         ------

Expenses:
  Operating costs - oil and gas................      171         137             442            439
  Cost of sales - compressors..................      141         380           1,071          1,344
  Operating costs - compressors................      871         846           2,641          2,716
  Depreciation, depletion and amortization.....      608         639           1,770          1,846
  General and administrative...................      437         602           1,377          1,768
  Interest.....................................      262         184             784            566
  Other........................................       --          40              --             40
                                                 -------      ------         -------         ------
       Total expenses..........................    2,490       2,828           8,085          8,719
                                                 -------      ------         -------         ------

Income (loss) before income taxes..............      (82)        204            (177)           421
Income tax benefit (expense)...................       20         (82)             53           (173)
                                                 -------      ------          ------         ------

Net income (loss)..............................  $   (62)     $  122          $ (124)        $  248
                                                 =======      ======          ======         ======

Income (loss) per common share:................  $    --      $  .01          $ (.01)        $  .02
                                                 =======      ======          ======         ======

Weighted average number of shares outstanding..   12,949      12,938          12,921         12,851
                                                 =======      ======          ======         ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                              Nine Months Ended September 30,
                                             ----------------------------------

                                                  1995               1994
                                                  ----               ----
                                                       (In thousands)
Cash flows from operating activities:
  Net income (loss)........................   $  (124)            $  248
  Adjustments to reconcile net income
   (loss) to net cash
    provided by operating activities:
      Depletion, depreciation, and
       amortization........................     1,770              1,846
      Loss (gain) on sale of equipment.....        18               (110)
      Deferred taxes.......................      (393)               (36)

  Changes in operating assets and
   liabilities:
      Accounts receivable and other........      (203)               388
      Notes receivable.....................        53                157
      Compressor and compressor parts
       inventory...........................      (252)              (147)
      Accounts payable and accrued
       liabilities.........................      (230)               116
                                              -------             ------

        Net cash provided by operating
         activities........................       639              2,462
                                              -------             ------

Cash flows from investing activities:
  Acquisitions of compressor and other
   equipment...............................    (1,021)            (2,094)
  Proceeds from dispositions of compressor
   and other equipment.....................       358                 12
  Additions to oil and gas properties......    (2,512)              (177)
  Proceeds of disposition of oil and gas
   properties..............................        --                  2
  Cash held for reinvestment in oil and
   gas properties..........................     2,513                 --
  Increase in organization costs and other
   intangibles.............................        (6)               (27)
                                              -------             ------

        Net cash used in investing
         activities........................      (668)            (2,284)
                                              -------             ------

Cash flows from financing activities:
  Proceeds of long-term debt...............     1,475              5,507
  Payments on long-term debt...............    (1,220)            (2,507)
  Principal payments under lease obligation        --             (3,219)
  Sale of treasury stock...................        40                 48
                                               ------             ------
Net cash provided by (used in) financing
 activities                                       295               (171)
                                               ------             ------

Net increase in cash
  and cash equivalents.....................       266                  7

Cash and cash equivalents,
  beginning of period......................       115                 20
                                               ------             ------

Cash and cash equivalents,
  end of period............................  $    381             $   27
                                             ========             ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                   UNAUDITED

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1995            1994
                                                       ----            ----
                                                          (In thousands)

Supplemental disclosure of cash flow information:
  Interest paid................................         784             530
                                                   ========         =======
  Income taxes paid............................         150             376
                                                   ========         =======

Supplemental disclosure of non-cash investing
 and financing activities:
  Compressor inventory and equipment acquired
   through stock issuance......................    $     --         $   124
                                                   ========         =======



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

     In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Hawkins Energy Corporation as of September 30, 1995, and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994.

     The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1994. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2  Property and Equipment

                                            September 30,           December 31,
                                                1995                    1994
                                               ------                  ------
                                                       (In thousands)
Land and building.........................     $   299                 $   299
Oil and gas properties, on the full cost
 method...................................      35,846                  32,010
Compressor equipment......................      23,079                  22,473
Other equipment...........................         444                     451
                                               -------                 -------
                                                59,668                  55,233
Less accumulated depreciation, depletion
 and amortization.........................      36,795                  33,803
                                               -------                 -------
Net property and equipment................     $22,873                 $21,430
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

NOTE 3  Transactions with Related Parties

     Amounts paid in the nine months ended September 30 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead totalled: $100,000 in 1995 and $119,000 in 1994.

     Equity Compressors received compressor rental revenues from an affiliate and a related party in the amount of $189,000 for the nine months ended September 30, 1995. In June 1995, the Company received a promissory note from the affiliated company in the amount of $108,829. Principal payments and accrued interest of $6,637 per month at the rate of 12% began July 15, 1995, and will continue until December 15, 1996, at which time the remaining unpaid principal and interest shall be due in full.

NOTE 4  Commitments

     The Company leases compressor equipment under contracts with terms ranging from month to month to one year. The future revenues to be received under contracts at September 30, 1995 are $248,000 through September 30, 1996.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. A one-year lease for a compressor remanufacturing facility contains renewal options through 1996. The Company's rental expense amounted to $92,000 and $91,000 for the nine months ended September 30, 1995 and 1994, respectively.

     The Company has certain other operating leases for office equipment and automobiles. Future minimum rental payments under these leases total $61,000, $208,000, $118,000 and $12,000 for 1995, 1996, 1997 and 1998, respectively.

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

Results of Operations
---------------------

1995 versus 1994

     In the three months ended September 30, 1995, the Company had a net loss of $62,000 compared to net income of $122,000 in the three months ended September 30, 1994. For the nine months ended September 30, 1995, the Company reported a net loss of $124,000 compared to net income of $248,000 for the same period ended September 30, 1994, due principally to decreases in compressor rental and oil and gas revenues and an increase in interest expense. The Company's cost cutting efforts resulted in a $391,000 reduction in general and administrative expenses during nine months ended September 30, 1995 from the same period in 1994.

     Compressor rental revenues decreased 14% and 9% in the three and nine months ended September 30, 1995 when compared to 1994, as the average overall compressor utilization rate decreased to 71% for the nine months ended September 30, 1995 compared to 79% in the same period 1994. The average number of units rented during the nine months ended September 30, 1995, decreased by 32 units when compared to the average number of units rented during the first nine months of 1994, generally as a result of lagging demand related to the deterioration in gas prices and aggressive marketing by competing rental companies. Compressor operating costs incurred on rental units increased 3% and decreased 3% in the three and nine months ended September 30, 1995 from the same periods in 1994 reflecting the fixed nature of a portion of operating expenses.

     Revenues from the sale of compressors and remanufacturing services decreased 29% and 14% in the three and nine months ended September 30, 1995, when compared to the same periods in 1994 generally due to the gas price decline previously discussed. The margins from sales were $211,000 and $420,000 in the three and nine months ended September 30, 1995, compared to $114,000 and $384,000 in the same periods in 1994, due to an increase in remanufacturing activity where margins tend to be higher.

     The average spot market gas prices received in the three and nine months ended September 30, 1995 were $1.60 and $1.84 compared to $1.78 and $1.94 received in the same periods in 1994, which represents decreases of 10% and 5%, respectively. This decline was offset somewhat through receipt of a $65,000 payment resulting from the Company's financial hedge which provided a price floor of $2.00 per Mcf on approximately 50% of the Company's production since May 1994. This price hedge expired in May 1995. Volumes produced in the nine months ended September 30, 1995 and 1994, respectively, were 564,976 Mcfe and 733,643 Mcfe, a decrease of 23%. Volumes produced in the third quarter 1995 and 1994, respectively, were 209,663 Mcf on an equivalent basis (Mcfe) and 241,197 Mcfe, a decrease of 13%. In comparison to the 23% decrease for the nine months, the lesser production decline in the third quarter of 13% reflects the additional volumes produced from newly acquired properties. Oil and gas operating costs for the three and nine months ended September 30, 1995 were 25% and 1% higher than for the same periods in 1994, respectively, primarily due to the initial operating costs related to the new acquired properties.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The expense for the three and nine months ended September 30, 1995 was $116,000 and $308,000 which is 11% and 22% lower than $131,000 and $396,000 during the same periods in 1994, respectively, due to lower production volumes and an upward revision of reserve estimates at year end 1994. Depreciation of the compressor fleet decreased to $477,000 and $1,420,000 in the three and nine months ended September 30, 1995 from $495,000 and $1,408,000 in the same periods in 1994 due to equipment additions made in 1994.

     General and administrative expense decreased $165,000 and $391,000, or 27% and 22% in the three and nine months ended September 30, 1995 compared to the same periods in 1994. This decrease resulted principally from merging the operations of the Company's three wholly owned gas compression subsidiaries which resulted in cost savings by centralizing certain administrative functions.

     Interest expense increased by 42% and 39% in the three and nine months ended September 30, 1995 compared to the same periods in 1994 as a result of higher interest rates in 1995. The Company's average interest rate increased 12% and 23% in the three and nine months ended September 30, 1995 from the same periods in 1994 to 10.63% and 10.82%, respectively.

Financial Condition and Liquidity
---------------------------------

     In September 1995, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as three separate notes and is collateralized by substantially all of the assets of the Company. One note has an initial loan balance of $1.3 million and is being amortized at $35,000 per month, plus interest. Another note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. A third note, an 18 month revolving line of credit with a $12 million cap to allow for bank financing of asset acquisition, has an initial borrowing base of $8.5 million available for general business purposes. As of November 3, 1995, the Company's outstanding balance on the credit line was $8.246 million.

     The Company's new loan agreement includes amounts due during the next twelve months totalling $691,000. All of the Company's credit line debt agreements have historically been renewed on an annual basis.

     Net cash provided by operating activities decreased to $639,000 in the first nine months of 1995 from approximately $2.5 million in the same period of 1994, primarily due to the loss incurred during the nine months, an increase in accounts and notes receivable and a decrease in accounts payable. Net cash used in investing activities was $668,000 in 1995 compared to approximately $2.3 million due to fewer additions to and increased sales of compressor equipment. Net cash provided by financing activities increased to $295,000 in 1995 compared to cash used in financing activities of $171,000 in 1994 as a result of bank refinancing which replaced a capital lease obligation. At September 30, 1995, the Company had current assets of $3.3 million and current liabilities of $2.3 million. The Company anticipates that 1995 cash flow from operations, together with the credit line refinancing will be sufficient to fund the Company's working capital and capital expenditure needs.

     During December 1994, the Company sold interests in fifty-seven (57) wells with estimated proved reserves of 1,451,000 Mcf of gas in Arkansas for $2,513,000. These sales proceeds were placed in trust until they were utilized by the Company to fund the current year acquisitions in a like-kind exchange that enabled the Company to defer all of the tax liability on the $1.88 million pre-tax gain from the December 1994 sale. The Company closed a series of production acquisitions during the second quarter of 1995 involving interests in twelve gas and fourteen oil wells in Arkansas, Oklahoma and Texas. The Company estimates these properties contain proved reserves of approximately 330,000 barrels of oil and 2,889,000 Mcf of gas which were added to the Company's year-end 1994 proved reserve base of 18,000 barrels of oil and 2,501,000 Mcf of gas. At September 30, 1995, the Company estimates all properties to contain proved reserves of approximately 332,000 barrels of oil and 4,921,000 Mcf of gas.

                                    PART II.
                               OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits:  27 - Financial Data Schedule

         (b) The Company filed a current report on Form 8-K August 21, 1995, with the Securities and Exchange Commission to report the acquisition by the Company of certain oil and gas producing properties and provide the unaudited proforma consolidated statements of operations for the six months ended June 30, 1995 and for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HAWKINS ENERGY CORPORATION



DATE:  November 13, 1995             By: /s/ Thomas F. Ostrye
                                         -------------------------------------
                                         THOMAS F. OSTRYE, President


DATE:  November 13, 1995             By: /s/ Clifford S. Lewis
                                         -------------------------------------
                                         CLIFFORD S. LEWIS
                                         Vice President, Secretary and Treasurer

                                 EXHIBIT INDEX

 Exhibit
   No.         Description
 -------       -----------

27             Financial Data Schedule