Form 10KSB
period 1995-12-31
HAWKINS ENERGY CORP
filed 1996-04-01
CIK 854661

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ___________ to ___________.

     Commission file number    0-18205
                            -------------

                           HAWKINS ENERGY CORPORATION
                           --------------------------
                 (Name of Small Business Issuer in its charter)

        Oklahoma                                                 73-1345732
- ----------------------------                               ---------------------
  (State of Incorporation)                                   (I.R.S. Employer)
                                                             Identification No.

     Twenty East Fifth Street, Suite 1500, Tulsa, OK               74103
   --------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code         918-587-5815
                                                     ----------------

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Title of Class
                                 --------------
                     Common Stock, par value $.01 per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenue for the year ended December 31, 1995 -- $10,022,000

         Aggregate Market Value of Voting Stock held by Non-affiliates on March 22, 1996 -- $2,843,632

                  Number of Shares of Common Stock Outstanding
                        on March 22, 1996 -- 12,980,668

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Issuer's Proxy Statement with respect to Annual Meeting of Stockholders to be held May 29, 1996 is incorporated by reference in Part III of the Form 10-KSB

Transitional Small Business Issuer Disclosure Format (Check one):  Yes [ ]
                                                                   No  [X]

                                 TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

                                     PART I

Items 1. & 2     Description of Business and Properties.............   3

Item  3.         Legal Proceedings..................................  13

Item  4.         Submission of Matters to a Vote of Security Holders  13

Item  4A.        Executive Officers of the Registrant...............  13

                                    PART II

Item  5.         Market for Registrant's Common Equity and Related
                 Stockholder Matters and Selected Financial Data....  14

Item  6.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................  15

Item  7.         Financial Statements...............................  18

Item  8.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................  18

                                    PART III

Item 9.          Directors and Executive Officers, Promoters, and
                 Control Persons of the Registrant; Compliance with
                 Section 16(a) of the Exchange Act..................  19

Item 10.         Executive Compensation.............................  19

Item 11.         Security Ownership of Certain Beneficial Owners
                 and Management.....................................  19

Item 12.         Certain Relationships and Related Transactions.....  19

Item 13.         Exhibits and Reports on Form 8-K...................  19

                 Index to Consolidated Financial Statements......... F-1

Signatures

                           HAWKINS ENERGY CORPORATION
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                     PART I

ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL
- -------

         Hawkins Energy Corporation (the "Company") is engaged in the production of natural gas and oil, and in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

         The Company was incorporated in the state of Oklahoma in June 1989 for the purpose of consolidating the businesses and assets of Equity Compressors, Inc. ("Equity Compressors") and ten Hawkins Exploration oil and gas limited partnerships. To effect the consolidation, the Company extended an exchange offer to the stockholder of Equity Compressors and the partners of the limited partnerships. Following approval by a majority in interest of the limited partners in each of the ten limited partnerships, the Company acquired the assets and assumed the liabilities of the partnerships and acquired the stock of Equity Compressors, all in exchange for common stock of the Company, and commenced operations on December 29, 1989.

         The Company acquired Equity Compressors when its sole business was the leasing of gas compression equipment to operators. Equity Compressors broadened its scope of operations through its acquisition in April 1990 of a compressor remanufacturing and service business. The business of the acquired company centered around the acquisition, remanufacture and sale of existing gas compressor units. By May 1990, this business was fully integrated into Equity Compressors, and Equity Compressors relocated its headquarters from Tulsa to a facility in Oklahoma City. This move positioned Equity Compressors strategically in the heart of the Mid-Continent natural gas producing region.

         In June 1993, the Company acquired Mid-South Compressors, Inc., a privately held gas compression company ("Mid-South"). Mid-South leased compression equipment throughout the gas producing regions of Mississippi, Alabama and Northern Louisiana. The transaction involved the issuance of approximately 5.4 million shares of Company common stock and the payment of $1.4 million in cash to Mid-South. The Company financed the cash portion of the acquisition through additional borrowings.

         In July 1993, the Company acquired all the outstanding shares of common stock of Owens Compression Service, Inc. ("Owens"), a privately held company that provided gas compression services primarily in East Texas and North Louisiana in exchange for cash consideration of $42,000 and approximately 3.2 million shares of Company common stock.

         During March 1995, the Board of Directors of Equity Compressors, Mid-South and Owens each approved the formal merger of Mid-South and Owens with and into Equity Compressors. The companies merged their operations under the Equity Compressors name as of January 1, 1995. Currently, the businesses of Equity Compressors include leasing, direct sales and remanufacturing services of various types of gas compression equipment. At December 31, 1995, Equity Compressors owned 448 gas compression units with a total of approximately 49,000 horsepower.

         The Company is also engaged in the production of natural gas and oil through its ownership in 66 producing wells. At December 31, 1995, these properties were estimated to have proved reserves of 3,800,769 thousand cubic feet ("Mcf") of natural gas and 912,878 barrels of oil of which 3,800,769 Mcf and 281,605 barrels of oil are proved developed. Natural gas reserves constituted approximately 69% of the Company's proved developed reserve base on a "gas equivalent" basis (converting each barrel of oil to

6 Mcf of natural gas, representing the estimated relative energy content of oil and natural gas). However, crude oil makes up 59% of the total proved reserve base which includes certain undeveloped oil reserves.

         On December 30, 1994, the Company sold interests in 57 wells located in the Arkoma Basin of northwest Arkansas resulting in a pre-tax gain of $1,880,000. The natural gas reserves attributable to the properties sold represented approximately one-third of the total equivalent natural gas reserves owned by the Company. The proceeds from the sale were placed in trust and then utilized to purchase oil and gas properties in 1995 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred for tax purposes.

         The Company closed a series of production acquisitions during the second quarter of 1995 involving interests in 12 gas wells and 19 oil wells in Arkansas, Oklahoma and Texas. These properties had estimated proved developed reserves of approximately 286,000 barrels of oil and 2,000,000 Mcf of gas. These numbers do not include the proved undeveloped reserves attributable to secondary recovery on the Dickie Ranch Field which add an estimated 631,000 barrels of oil.

         The primary business plan of the Company is growth within several sectors of the natural gas industry. Most importantly, additions to the Company's natural gas and oil reserve base are being pursued through acquisitions and development drilling on the Company's properties. The Company plans to expand its activities in the gas compression service sector by increasing the volume of its direct sales and remanufacturing operations, and through streamlining the type of gas compressors in its rental fleet. Also, the Company is continuing to examine domestic and international opportunities in several natural gas related areas including gas exploration, production, compression, gathering and processing.

         The Company had 87 employees at year-end 1995. Its principal executive offices are maintained at Twenty East Fifth Street, Suite 1500, Tulsa, Oklahoma 74103.

GAS COMPRESSION OPERATIONS
- --------------------------

         GENERAL. The Company conducts its compressor operations through Equity Compressors, Inc., its wholly owned subsidiary. Equity Compressors, Inc. currently operates facilities in Oklahoma City, Oklahoma, Columbia and Hamilton, Mississippi, and Kilgore, Texas.

         Within the continental U.S. there are over 250,000 gas wells with annual production in excess of 18 trillion cubic feet of natural gas. A very large portion of these wells are located in the seven state area of the Company's compression operations. The ages of these wells range from a few days to decades. The age of a gas well usually affects its need for compression. A gas well has a natural flowing pressure which may or may not be adequate to overcome the pipeline pressure at the point where the gas is introduced into a gathering system or transmission pipeline. If the flowing pressure of the gas is not adequate to overcome the pipeline pressure, it is not physically possible to produce or transport the gas. Gas compression is used to overcome this problem by boosting the flowing pressure of the gas. Theoretically, all gas wells will eventually need compression to boost natural well flowing pressure to exceed pipeline pressure. Historically gas compressors have generally been purchased and operated by gas producers and gas transporters. In recent years, these same groups have also used equipment leasing as an accepted means of providing for their gas compression needs.

         EQUIPMENT LEASING. At year-end 1995, the Company's rental fleet included 448 compressors located in Alabama, Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. These compressors generally average 110 horsepower in size and their cost as a new unit averages about $80,000. The Company's rental fleet is comprised of used, remanufactured equipment which was acquired at a substantial discount to the cost of comparable new compressor units. The fleet includes engines and compressors of various manufacturers. The size and configuration of each compressor vary depending on the particular application for which it is utilized. Consideration is given to the differential between the wellhead and pipeline flowing pressures and the volumes of gas delivered from the wellhead.

         At December 31, 1995, an affiliate of the Company leased eight of Equity Compressors' 448 compressor units. The affiliate accounted for approximately 1% of Equity Compressors' contract leasing revenues in 1995 compared to 3% in 1994.

         The following table sets forth certain data concerning the Company's activity in the acquisition and leasing of compressors:

                                                          DECEMBER
                                                1995     1994    1993    1992
                                                ----     ----    ----    ----
     Number of units.........................     448      449     427      48
     Average utilization rate during period..      66%      78%     82%     90%
     Equipment horsepower at end of period...  48,980   49,208  45,814   5,481


     At December 31, 1995, associated with the highly competitive market for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company has identified certain compression equipment (approximately 80 to 100 units) which it intends to dispose of, with the sale expected to be completed in the first half of 1996. The Company anticipates that the proceeds of this sale of equipment will be used to acquire other compression equipment more suited to the current marketplace.

     Lease Terms.  Generally, the Company's compressors are leased to well
     -----------
operators under written lease agreements for periods of six or twelve months. These leases are sometimes renewed at the end of the lease term at which time the rentals and other terms may be renegotiated. Contract leasing rates are generally set as a percentage of the new value of the equipment. The competitive marketplace determines the percentage used in new contracts and in renewals of existing contracts. Once the minimum term has expired, the equipment is leased on a month-to-month basis, with the lessor or the lessee having the right to terminate the contract by giving a thirty day written notice. A significant number of the compressors under lease at December 31, 1995 were on the month-to-month basis.

     Under the typical lease terms, the lessee pays the costs of transporting the compressor to the well site, installation and all fuel and other operating costs. The compressors are operated on a daily basis by the employees of the lessee. The Company maintains service departments which employ skilled compressor mechanics who service and maintain compression equipment. Under the most common type of lease, the lessee pays a flat fee for monthly compression inclusive of service, equipment rental, lubricants and all parts and maintenance.

     REMANUFACTURING SERVICES. Remanufacturing services involve the overhaul and rework of equipment owned by third parties. These services are performed under contract with numerous customers, including gas gathering and transmission companies, major oil companies, large independents and small producers to overhaul and rework their gas compression equipment. Generally, the Company prepares a description of the work to be conducted and the parts to be provided. This description is accompanied by an estimate, or a fixed bid, of the costs to be charged the customer for the overhaul work. In the event additional labor or parts are required once the work is in process, the owner of the unit is contacted regarding the work and additional charges are then agreed on.
Overhaul work is normally guaranteed for a period of ninety days.

     COMPRESSOR SALES. The Company is also involved in the direct sales of remanufactured gas compression equipment. The Company acquires, rebuilds and sells previously owned gas compressor units to gas producers and transporters. The Company maintains an inventory of compression parts and equipment at its facilities in Oklahoma City, Oklahoma and Columbia, Mississippi. The Company is able to sell its remanufactured equipment at a discount to the cost of comparable new equipment, and in most cases is able to customize and complete a compressor unit for a customer in substantially less time than the same customer could acquire the equipment new from the original manufacturer. The Company maintains a field service department which is responsible for the service and maintenance of its direct sales units during their ninety-day warranty period.

     MARKET FOR SERVICES. The Company's current market for compression equipment is Western Kansas, Oklahoma, Arkansas, Alabama, Louisiana, Mississippi, East Texas and the Texas Panhandle. Producing gas wells tend to decline in flowing pressure over time; therefore, the significant number of gas wells drilled during the late 1970's and early 1980's are now entering a phase in their economic lives which typically calls for compression. The Company relies upon established relationships and the development of new ones with operators of producing wells and gas gathering systems to maintain or increase its share of this potentially expanding market for gas compression services.

     The Company faces competition from a number of different companies, some of which have larger staffs, more equipment and assets and greater financial resources. The principal competition in the compressor leasing business comes from major equipment fabricators who lease and sell gas compression equipment and services.

     The Company has a broad customer mix for its gas compression equipment services. Sales to one customer accounted for 5% of total revenue in 1995, 4% of revenues in 1994 and 10% of total revenues in 1993. In each of these years these sales were to a different customer.

COMPLIANCE WITH ENVIRONMENTAL LAWS
- ----------------------------------

     The design and operation of gas compressors is subject to certain federal and state environmental laws and regulations which, directly or indirectly, relate to the discharge of materials into the environment. Complete compliance with all of such laws and regulations may affect the Company's operations and costs as a result of their effect on the design, condition and operation of its gas compressors or its costs of repairing or remanufacturing them. Under most of the leases for the gas compressors, responsibility for compliance with the majority of these laws and regulations is placed on the lessee. However, there can be no assurance that the Company would not be liable for any penalties or fines that may be imposed as a result of any material noncompliance. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of such laws and regulations.

NATURAL GAS AND OIL OPERATIONS
- ------------------------------

     GENERAL. The Company acquired interests in natural gas and oil wells by acquiring the assets and assuming the liabilities of ten oil and gas limited partnerships on December 29, 1989 as a result of the exchange offer. The Company continually reviews opportunities to acquire additional producing properties, sell portions of its producing properties and conducts additional development drilling on its properties. The Company is engaged in the production and sale of natural gas, condensate and crude oil from these properties.

     The Company has effective control of operations on 50 of the wells in which its owns an interest. Currently, the Company engages an affiliated corporation to handle the operations. During the second quarter of 1996, the Company intends to directly assume operations of some of its key properties while engaging a contract operator to manage the remainder.

     SIGNIFICANT PROPERTIES. At December 31, 1995, the Company owned oil and gas interests in 66 wells, undrilled leasehold interests and related assets located in Arkansas, Kansas, Oklahoma and Texas. Exploration and development efforts have been concentrated in the Anadarko, Arkoma and Permian Basins located in the states listed above. It is expected that the Company will continue to focus on these areas in its future operations, however, during the first quarter of 1995 the Company began investigating exploration and production opportunities in other domestic producing regions as well as several overseas areas.

                                 ANADARKO BASIN

     In the Anadarko Basin, the interests owned by the Company consist of 37 gross (14.76 net) wells of which 21 are controlled by the Company. The properties in this basin contain proved reserves totalling 1,897,342 Mcf of gas and 79,473 barrels of oil and represent approximately 26% of the present value of the proved reserves of the Company at December 31, 1995.

                                  ARKOMA BASIN

     In the Arkoma Basin, the interests owned by the Company consist of 15 gross (3.47 net) wells, all of which are controlled by the Company. The properties in this basin contain proved reserves totalling 1,815,907 Mcf of gas and represent approximately 19% of the present value of the proved reserves of the Company as of December 31, 1995.

                                 PERMIAN BASIN

     In the Permian Basin the interest owned by the Company consists of 14 gross (13.55 net) wells of which 14 are controlled by the Company. The properties in this basin contain proved reserves totalling 87,520 Mcf of gas and 833,405 barrels of oil and represent approximately 55% of the present value of the proved reserves of the Company at December 31, 1995.

     DRILLING ACTIVITIES. During the periods indicated, the Company participated in the drilling of the following development wells:

                            Years Ended December 31,

                          1995        1994        1993
                       Gross  Net  Gross  Net  Gross  Net
                       -----  ---  -----  ---  -----  ----

     Development:
     Productive        --     --   --      --   2.0   .215
     Non-Productive    --     --   1.0    .06   --      --
                       ---------   ----------   ----------
     Total             --     --   1.0    .06   2.0   .215


     PRODUCTIVE WELLS. The following table sets forth certain information relating to oil and gas wells which are producing or which are shut in but capable of producing oil and/or gas at December 31, 1995. A "gross" well is any well in which the Company owned an interest while "net" wells equal the sum of the Company's interests in the gross wells.

                                PRODUCTIVE WELLS
                            AS OF DECEMBER 31, 1995


                                   GROSS        NET
                                   -----        ---
                        Oil           20        17.54
                        Gas           46        14.24

     ACREAGE. The following table sets forth the gross and net oil and gas leasehold acreage of the Company as of December 31, 1995. "Gross" acreage refers to any acreage in which the Company owns an interest while "net" acreage refers to the Company's actual proportionate interest in the acreage.

                                    ACREAGE
                            AS OF DECEMBER 31, 1995

                                   Developed
                         Gross Acres     19,178
                         Net Acres        6,359

     PROVED RESERVES. The following table reflects the proved reserves of the Company as estimated by Lee Keeling and Associates, Inc., independent petroleum engineers, at the dates indicated. The increase in barrels of oil and Mcf of gas from 1994 to 1995 is due to the purchase of 286,000 barrels and 2,000,000 Mcf of proved developed reserves and 631,273 barrels of oil classified as proved undeveloped. The decrease in Mcf of gas from 1993 to 1994 is due to the sale of 1,451,000 Mcf, which represented approximately one-third of the Company's total equivalent gas reserves at year-end December 31, 1994.

                           ESTIMATED PROVED RESERVES
                                 (IN THOUSANDS)
                               AS OF DECEMBER 31,

          1995             1994            1993
       ----------      -----------      ----------
       Oil    Gas      Oil     Gas      Oil    Gas
       Bbls   Mcf      Bbls    Mcf      Bbls   Mcf
       ----   ---      ----    ---      ----   ---

       913   3,801       18   2,501       19  4,788


     The following table sets forth the estimated future net revenues from proved reserves of the Company, before deducting the impact of federal and state income taxes, based upon the report of Lee Keeling and Associates, Inc. and the present value thereof. The present value of estimated future net revenues discounted at 10% per annum was prepared using constant prices of approximately $17.09 per barrel of oil and $1.92 per Mcf of gas, which were the average oil and gas prices in effect at December 31, 1995. The 1996 net revenues disclosed below reflect the expenditure of approximately $490,000 related to the Company's proved undeveloped reserves.

               ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES

               Estimated Future Net Revenues
               Attributable to Production
               During:
               1996...........................                    $   531,298
               1997...........................                      1,806,136
               1998...........................                      1,743,336
               1999...........................                      1,614,745
               2000...........................                      1,393,059
               Remainder......................                      7,495,701
                                                                  -----------

               Total..........................                    $14,584,275
                                                                  ===========

               Net Present Value
               (discounted at 10% per annum)..                    $ 8,609,996
                                                                  ===========

     The reserve data set forth herein represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates often differ from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     MARKET FOR OIL AND GAS. The market for oil and gas production depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines, the marketing of competitive fuels and general fluctuations in the supply and demand for oil and gas. For the past several years, there has existed a surplus of imported oil and domestic natural gas. Such excess has resulted in reduced oil and gas prices and curtailment of gas production. In addition, such oversupplies may cause delays in marketing the natural gas from producing wells.

     While certain of the Company's natural gas production is sold at the wellhead to intrastate and interstate pipelines under contracts with terms ranging from one to twenty years, most of its gas production is sold on the "spot market" under commitments which generally extend for only thirty days.
All of the Company's long-term contracts contain provisions for readjustment of price, termination and other terms customary in the industry. Certain of these contracts contain "market out" and price adjustment provisions which could allow the purchaser to cancel the contract or purchase the gas produced at a substantially lower price. Likewise, if prices increase, the Company can cancel the contract or require the gas produced to be purchased at the higher prices.

     Approximately 59% of the Company's proved reserves are crude oil on an equivalent unit basis, while the remaining 41% consist of natural gas. Consequently, the financial results of the Company's gas and oil production activities will be affected by positive or negative developments in the pricing of and markets for both natural gas and crude oil. In previous years the Company's proved reserve base consisted primarily of natural gas.

     The Company does not believe that the loss of any of its oil purchasers would have a material adverse effect on its operations. The loss of a gas purchaser could result in contracts being executed for sales with prices less than those previously in effect or in prolonged production delays. The loss or termination of several gas purchase agreements or purchasers could, if not replaced, adversely affect the Company's financial condition. The marketing of oil and gas by the Company can be affected by a number of factors which are beyond its control, the exact effects of which cannot be accurately predicted.

     OIL AND GAS SALES PRICES AND PRODUCTION COSTS. The following table sets forth the average sales prices per barrel of oil (including condensates and other liquid hydrocarbons) and per Mcf of gas produced and the production expense (including taxes and transportation charges) per equivalent Mcf of gas production and Bbl of oil of the Company for each of the periods indicated.

                   AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                   1995     1994    1993
                                                  -------  ------  ------

Average Sales Price per Mcf of gas produced        $ 1.60  $ 1.91  $ 2.05
Average Sales Price per barrel of oil produced     $17.47  $16.16  $17.35
Production Costs per Mcfe                          $  .80  $  .65  $  .65
Production Cost per Bble                           $ 4.79  $ 3.91  $ 3.90


REGULATIONS
- -----------

     The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members some of which carry substantial penalties for the failure to comply.

The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     EXPLORATION AND PRODUCTION. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

     Oklahoma and Texas have adopted limits on gas production that attempt to match production with market demand. In March 1992, Oklahoma enacted a law which places statewide limits on gas production. The Oklahoma Corporation Commission sets production levels quarterly. The production of natural gas from a single well is limited to the greater of a specified Mcf per day or a percentage of the total daily production capacity of the well. In April 1992, the Texas Railroad Commission ("TRC") unanimously approved a new proration system that eliminated monthly purchaser nominations as the starting point for determining reservoir market demand. Instead, the TRC makes an initial determination of reservoir market demand for prorated fields each month using production in the same month from the previous year and the operator's forecast for demand for that month. This initial determination is subject to certain adjustments. Individual well allowable determinations are determined by an enhanced capability determination routine. A well capacity is determined as the lesser of the latest TRC well deliverability test on file or the highest monthly production during the last six months. Alternatively, an operator may submit a substitute capability determination that has been determined by a registered professional engineer.

     The Company cannot predict whether other states will adopt similar legislation or rules governing gas production. The effect of the Oklahoma and Texas provisions and any other restrictions, if adopted, could be to decrease allowable production on certain properties, and the revenues from gas properties. It is also possible that such legislation and regulations may result in a decrease in natural gas production, which might also have the effect of exerting upward pressure on prices of natural gas, although there can be no assurance that any such increase will occur. However, if such restrictions do result in increased prices of natural gas, they could face challenges in the courts and there can be no assurance as to the outcome of any such challenge, or federal legislation may be enacted to override the effects of state provisions.

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on exploration, development and production operations. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Certain of the Company's oil and gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state. While subject to this law, the Company does not have a substantial federal lease acreage position in any state or in the aggregate.
The Mineral Lands Leasing Act of 1920 and related regulations also may restrict a corporation from the holding of a federal onshore oil and gas lease if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States person's ownership of rights to minerals in such jurisdiction. The purchase of shares in the Company by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on the Company's ownership of federal leases.

     MARKETING, GATHERING AND TRANSPORTATION. Federal legislation and regulatory controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") and Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place.

     On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amended the NGPA to remove, as of July 27, 1989, both price and non-price controls from gas not subject to a contract in effect on July 26, 1989. Gas under contract on July 26, 1989, was decontrolled on the earlier of the termination of the contract or January 1, 1993. Gas from wells spudded after July 26, 1989, was decontrolled on May 15, 1991, even if those wells were still covered by an existing contract.

     In December 1992, the FERC issued Order No. 547, which is a blanket certificate of public convenience and necessity pursuant to Section 7 of the NGA and which authorizes any company which is not an interstate natural gas pipeline or an affiliate thereof to make sales for resale at negotiated rates in interstate commerce of any category of gas that is subject to the Commission's NGA jurisdiction. The blanket certificates were effective January 7, 1993, and do not require any further application. There are certain requirements which must be met before an affiliated marketer of an interstate pipeline can avail itself of this certificate.

     The cumulative impact on the Company of the deregulation provisions of the NGPA, the Decontrol Act and Order No 547 is that the Company's gas production is no longer subject to price regulation. Rather, it is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be lower than most regulated price ceilings previously prescribed by the NGPA.

     In February 1988, the FERC issued Order No. 490, which promulgated new abandonment regulations for expired, canceled or modified contracts involving the sale of certain gas committed or dedicated to interstate commerce prior to the enactment of the NGPA. The new rules largely eliminate delays and regulatory burdens associated with securing approval to abandon gas service upon termination or expiration of a contract for the sale of such gas. The new rules also significantly facilitate certain pipelines' ability to discontinue purchasing such gas under terms unfavorable to the pipeline in situations in which the contract has expired or terminated, but abandonment authorization is required to terminate the service. The Company has gas purchase agreements with purchasers that have been abandoned pursuant to Order No. 490. Order No. 490 is currently being challenged in the courts. The Company is unable to predict the outcome of these proceedings, and is also unable to predict the consequences to it of any possible future vacation of Order No. 490.

     Commencing in late 1985, the FERC issued a series of orders (Order No. 436, Order No. 500 and related orders), which promulgated regulations significantly altering the marketing and pricing of gas. Among other things, these regulations
(a) require interstate pipelines that elect to transport gas for others under self-implementing authority to provide transportation services to all shippers on a non-discriminatory basis, and (b) permit each existing firm sales customer of any such pipeline to modify over at least a five-year period, its existing purchase obligations. Although the new regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify their existing purchase obligations under these regulations has greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate pipelines is critical to the Company's marketing initiatives.

     In April 1992, (and clarified in August 1992 and finalized in November
1992), the FERC issued Order 636, a complex regulation which has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become transporters only. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules and various pipeline compliance filings are the subject of appeals. The Company cannot predict whether and to what extent judicial review will affect these matters.

     As a result of Order 636 a number of interstate pipeline companies have (i) "spun-down" their gathering systems from regulated pipeline transportation companies to unregulated affiliates, (ii) spun-off gathering systems to non-related entities, and/or (iii) "refunctionalized" portions of their pipeline facilities from transmission to gathering. In a May 27, 1994 order and a December 2, 1994 rehearing order, FERC ruled that it generally does not have jurisdiction over gathering facilities absent abuse involving the pipeline-affiliate relationship. However, FERC directed pipelines spinning down or off their gathering systems to include certain Order No. 497 standards of conduct in their tariffs and to enter into continuity of service agreements with existing users or to execute a "default contract" with users with whom they cannot reach agreement, with the default contract to contain a minimum two-year term, use the pipeline gatherer's then current rate (with an appropriate escalator clause) for existing customers for similar service, and contain terms and conditions consistent with those applicable to the pipeline's gathering service. In addition, the interstate pipeline must seek authority under Section 7(b) of the NGA to abandon certified gathering facilities and must file for authority under
Section 4 of the NGA to terminate gathering service from both certified and uncertified facilities. A consequence of this divestiture of gathering facilities could be higher gathering fees.

     With respect to oil pipeline rates subject to the FERC's jurisdiction, in October 1993 the FERC issued Order No. 561 in order to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992. Order No. 561 establishes an indexing system, effective January 1, 1995, under which oil pipelines will be able to readily change their rates to track changes in the Producer Price Index for Finished Goods (PPI-FG), minus one percent. This index established ceiling levels for rates. Order No. 561 also permits cost-of-service proceedings to establish just and reasonable rates for initial rates for new service. Cost-of-service review may be invoked when an oil pipeline company claims it is significantly under-recovering its costs, or when customers claim the pipeline's rates are excessive in relation to actual costs. The order does not alter the right of a pipeline to seek FERC authorization to charge market-bases rates. However, until the FERC makes the finding that the pipeline does not exercise significant market power, the pipeline's rates cannot exceed the applicable index ceiling level or a level justified by the pipeline's cost of service.

EMPLOYEES
- ---------

     At December 31, 1995, Hawkins Energy had 81 full time employees and 6 part time employees. Hawkins Energy has 80 employees in its gas compression operations, one employee in its oil and gas operations and 6 employees in its general corporate area. None of these employees are represented by a union or labor organization. The Company considers its relations with these employees to be satisfactory.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its discretion.

NAME                      AGE              POSITION
- ----                      ---              --------

Thomas F. Ostrye          43               Chairman of the Board,
                                           President
Clifford S. Lewis         41               Vice President, Secretary & Treasurer

Don E. Smith              47               Vice President

Frank W. Gagliardi        38               Vice President

     The following is a brief description of the business background of each of the executive officers of the Company.

     Mr. Ostrye has been President and Director since the formation of the Company in 1989. He was employed by Hawkins Oil & Gas, Inc. as Project/Administrative Manager (1987 to 1989), Project Manager (1985 to 1987) and as Exploration Manager (1984 to 1985). Previously, he served: Enstar Petroleum Company, Oklahoma City, Oklahoma as Exploration Manager (1982 to
1984); C & K Petroleum, Inc., Oklahoma City, Oklahoma and Midland, Texas as District Geologist (1979 to 1982); and Marathon Oil Company, Midland, Texas as Exploration Geologist (1975 to 1979). He holds a B.S. Degree in Geology from State University College, Fredonia, New York and an M.A. Degree in Geology from State University of New York, Buffalo, New York.

     Mr. Lewis has been Vice President, Treasurer, Secretary and Director since the inception of the Company in 1989. He has also served as Vice President and Chief Financial Officer of Hawkins Oil & Gas, Inc. from 1988 to present. Previously, he was employed by Hawkins Oil & Gas, Inc. as Controller (1986 to
1988), as Manager of Financial Accounting (1984 to 1986), Senior Financial Accountant (1981 to 1984) and by Arthur Young & Company (now Ernst & Young) as Senior Accountant. He holds a B.S. Degree in Accounting and an M.B.A. Degree from Kansas State University.

     Mr. Smith has served as Vice President and Director since June 1993. He was founder and President of Mid-South Compressors, Inc. in Columbia, Mississippi. From 1981 to 1985, he was the Branch Manager of Compressor Systems, Inc. Previously, he was the founder and President of Oilfield

Maintenance Service, Inc. from 1974 to 1981, and Division Compressor Mechanic of Shell Oil Company from 1967 to 1974.

     Mr. Gagliardi has served as Vice President since January 1996 and has been with the Company since 1989 serving as Senior Exploration Geologist. He was employed by Hawkins Oil & Gas, Inc. as Senior Exploration Geologist (1981 to
1989). Previously, he was employed with Boomer Drilling Company, Nowata, Oklahoma, as an Exploration-Development Geologist (1980 to 1981) and with Exploration Logging, Inc., Houston, Texas as a Wellsite Geologist (1979 to
1980). He holds a B.S. Degree in Geology (1979) from Edinboro State College, Edinboro, Pennsylvania and a M.S. Degree in Environmental Engineering from Oklahoma State University (1995).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS AND
         SELECTED FINANCIAL DATA

     As of March 1, 1996, the Company had approximately 1,400 holders of record of its Common Stock. The Company's stock is quoted on the market of NASDAQ in Small Cap Markets under the symbol "HECI". The table below reflects the high and low bid prices per share of the Company`s common stock for each calendar quarter during 1995 and 1994 as quoted by NASDAQ. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                   1995          1994
               ------------  ------------
QUARTER        HIGH    LOW   HIGH    LOW
- -------        -----  -----  -----  -----

 First          5/8    3/8   2      1

 Second         9/16   7/16  1 5/8  1 1/8

 Third         11/16  15/32  1 5/8    5/8

 Fourth         5/8   15/32    7/8    3/8


     The Company has not paid any cash dividends on shares of its Common Stock since its organization and currently intends to continue its policy of retaining earnings, if any, for the Company's operations. The Company is prohibited by certain loan agreement provisions from paying dividends.

                            SELECTED FINANCIAL DATA

     Certain selected financial data is presented for each of the five years ended December 31.


                                      1995           1994            1993     1992     1991
                                      ----           ----            ----     ----     ----
                                        (In thousands of dollars except per share amounts)

      Total revenues                 $10,022         $13,755        $ 9,038   $4,359   $5,876
      Net Income (loss)               (1,438) (1)      1,049 (2)        288       20     (371)
      Income (loss) per
        common share                    (.11)            .08            .03      .01     (.10)
      Total assets                    26,041          27,914         26,357    7,541    9,221
      Long term debt:
        Current portion                  682           2,263            570    1,925      943
        Long-term portion              9,000           6,967          5,666       --    1,884
      Obligation under capital
        lease                             --              --          3,220       --       --


(1) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.
(2)  Includes gain on sale of oil and gas properties of $1,880,000.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported a net loss of $1,438,000 in 1995 due principally to a provision to reduce the carrying value of the Company's compression equipment, a decline in the leasing of natural gas compressors and lower prices received on the sale of oil and gas. The Company's operating results were negatively impacted by the weakening natural gas price environment during 1995. Lower natural gas prices triggered aggressive price competition among competing gas compressor rental companies resulting in lower rental rates and decreased utilization of Equity Compressors' rental fleet.

     The Company disposed of its Arkansas gas properties in December 1994 resulting in a pre-tax gain of $1,880,000 (approximately $1,160,000 after tax) in a transaction treated as a like-kind exchange for income tax purposes as the proceeds were reinvested in other oil and gas properties. The Company utilized the escrowed sale proceeds to acquire properties with substantially high expected oil and gas reserves than those estimated to have been sold in the Arkansas property sale of December 1994. The net affect of the sale and subsequent purchase of properties on the results of the operations of the Company, except for the gain on sale, was not significant. The Company will instigate a secondary recovery project on one of its newly acquired properties, the Dickie Ranch Field, during 1996. This waterflood is estimated to recover in excess of 600,000 barrels of oil net to the Company over the life of the project.

     In 1996, the Company is focused on expansion of its current oil and gas production acquisition and enhancement business. Management believes there are attractive opportunities for reserve additions similar to the acquisitions made during 1995.

RESULTS OF OPERATIONS
- ---------------------

1995 VERSUS 1994

     In 1995, compressor rental revenue decreased $904,000 from 1994. The overall compressor utilization rate decreased in December 1995 to 66% from 78% in December 1994, generally, as a result of lagging demand resulting from the deterioration in gas prices and increased competition from larger rental companies. Revenues from compressor sales and remanufacturing services decreased $598,000 or 27% in 1995 from 1994, also as a result of these market conditions. However, the gross profit of $517,000 in 1995 was about the same as the $522,000 realized during 1994. The profit margins on compressor sales and remanufacturing increased to 32% in 1995 from 24% in 1994.

     Compressor operating costs incurred on rental units decreased 3% primarily due to the fewer number of actively leased units and the centralization of compressor operations in Columbia, Mississippi. Compressor operating costs were 52% and 48% of related revenues for the years ended December 31, 1995 and 1994, respectively. This percentage increase is generally related to the lower rental rates on newly leased compressors.

     Revenues from the sale of oil and gas decreased by $320,000 or 17% in 1995 from 1994, reflecting the sale of properties at year-end 1994 and a decrease in the average sales price per Mcf of gas of 7% from $1.91 per Mcf in 1994 to $1.60 in 1995. The decline in oil and gas revenue was offset somewhat by $65,040 received by the Company from a financial hedge which provided a price floor of $2.00 per Mcf on approximately 50% of the Company's production since May 1994. This price hedge expired in April 1995. Oil and gas operating costs for 1995 were 2% lower than for 1994, primarily due to lower production due to the 1994 property sale, partially offset by initial one-time costs incurred on acquisitions of new properties during early 1995.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1995 expense related to oil and gas properties is 34% less than 1994, due to lower production and the effect of property acquisitions in 1995. Depreciation of the compressor fleet increased 2% in 1995 from 1994 due to acquisitions of equipment.

     At December 31, 1995, associated with the highly competitive marketplace for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company has identified certain equipment which it intends to dispose of, with the sale expected to be completed in the first half of 1996. Accordingly, the book value of the equipment has been reduced to its estimated fair value of the approximately $800,000, resulting in a provision to reduce the carrying value of the equipment of $1,790,000. For the year ended December 31, 1995, these compressors generated revenues of approximately $338,000 and depreciation expense of $246,000. The Company anticipates that the proceeds of this sale of equipment will be used to acquire other compression equipment more suited to the current marketplace, and as such, this equipment remains classified as a long-term asset.

     General and administrative expense decreased $740,000 or 29% due to reductions in corporate expenses related to the Company's ongoing efforts to control such costs, as well as certain administrative efficiencies resulting from the merger of the Company's three wholly owned gas compressor subsidiaries.

     Interest expense increased by $201,000 in 1995 compared to 1994 as a result of additional bank borrowings.

1994 VERSUS 1993 VERSUS 1992

     In 1994, the Company had net income of $1,049,000 compared to a net income of $288,000 in 1993 and $20,000 in 1992. The improvement in 1994 net income resulted principally from a gain on the sale of oil and gas properties.

     Revenues from the sale of oil and gas decreased by $382,000 or 17% in 1994 from 1993, reflecting the sale of properties and a decrease in the average sales price per Mcf of gas of 7% from $2.05 per Mcf in 1993 to $1.91 in 1994. Oil and gas revenues decreased 15% in 1993 from 1992, reflecting a normal decline of volumes produced and the sale of properties in 1993, which was somewhat offset by a 21% increase in the average price received for gas production.

     Revenues from compressor sales decreased $354,000 or 14% in 1994 from 1993, a result of a decrease in the average sales price per Mcf of gas which resulted in a lagging demand for compressors. Revenues from compressor sales increased $1.6 million, or 180% in 1993 from 1992, of which $1.2 million is related to operations of Mid-South. The remaining increase is due principally to one sale of three compressors completed by the Company.

     In 1994, compressor rental revenue increased by $3.5 million over 1993 due to a full year of the acquired entities. In 1993, compressor rental revenue increased by $3.4 million of which $2.3 million and $.9 million are related to the acquisitions of Mid-South and Owens, respectively. Equity Compressors rental revenue increased by $.2 million as a result of additional units added to the compressor rental fleet during 1993.

     Oil and gas operating costs for 1994 were 2% lower than for 1993, primarily due to the sale of producing wells. Oil and gas operating costs for 1993 were 19% lower than for 1992, primarily due to fewer producing wells and a reduction in the amount of workover activity.

     Compressor cost of sales in 1994 decreased $297,000 or 15% which is consistent with the decrease in compressor sales. Profit margins on compressor sales and remanufacturing increased to 24% in 1994 from 23% in 1993. Compressor cost of sales increased $1.2 million or 140% in 1993 from 1992, which is consistent with the increase in compressor sales. Profit margins on compressor sales increased to 23% in 1993 from 9% in 1992 reflecting the sale of the three large compressors in 1993 as well as the impact of Mid-South's sales.

     Compressor operating costs incurred on rental units increased $1.7 million in 1994 primarily due to the additional compressor rental activities of Mid-South and Owens which, for the entire fiscal year, increased $1.2 million and $.4, respectively, reflecting twelve months of 1994 activity versus six months in 1993. Compressor operating costs incurred on rental units increased $1.4 million in 1993, primarily due to costs of the compressor rental activities of Mid-South and Owens which totalled $950,000 and $450,000, respectively.

     The 1994 depreciation, depletion and amortization expense related to oil and gas properties is 6% less than 1993, due to an upward revision of reserve estimates at year-end 1994. Depreciation of the compressor fleet increased to $1,804,000 in 1994 from $908,000 in 1993. The 1993 depreciation, depletion and amortization expense related to oil and gas properties was 37% less than 1992, due to lower production volumes and an upward revision of reserve estimates at year-end 1993. Depreciation of the compressor fleet increased to $908,000 in 1993 from $201,000 in 1992 due to the addition of approximately 400 units as a result of the Mid-South and Owens mergers.

     General and administrative expense increased $687,000 which includes an increase of $454,000 due to the additions of the operations of Mid-South and Owens, reflecting twelve months of activity in 1994 versus six months in 1993. General and administrative expense increased $750,000 in 1993 versus 1992 which includes an increase of $650,000 due to the additions of Mid-South and Owens and an increase of $100,000 for Equity Compressors. The increase in Equity Compressors general and administrative expense is due to the addition of three new employees and wage and salary increases during 1993.

     Interest expense increased by $355,000 in 1994 compared to 1993 as a result of additional bank borrowings and higher interest rates in 1994. Interest expense increased by $300,000 in 1993 as a result of additional bank borrowings in 1993 to finance the previously discussed mergers.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

     In September 1995, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as three separate notes and is collateralized by substantially all of the assets of the Company. One note has an initial loan balance of

$1.2 million and is being amortized at $35,000 per month, plus interest.
Another note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. A third note, an 18 month revolving line of credit with a $12 million cap to allow for financing of asset acquisitions, has an initial borrowing base of $8.5 million available for general business purposes. At March 15, 1996, the Company had utilized $8.4 million of the credit line. Under the terms of the credit line, the outstanding balance at March 31, 1997 will be converted to a term note payable over 36 months. The Company's new debt agreement includes amounts due in 1996 totalling $682,000.

     Net cash provided by operating activities decreased to $1 million in 1995 from $3.3 million primarily due to the net loss experienced in 1995 and increased levels of receivables and inventory. Net cash used in investing activities decreased to $1.5 million in 1995 from $3.2 million, due to decreased acquisitions of compressor equipment in 1995. Net cash provided by financing activities was $498,000, as additional 1995 borrowings were obtained by the Company. At December 31, 1995 the Company had current assets of approximately $3.5 million and current liabilities of $2.5 million. The Company anticipates that 1996 cash flow from operations, as well as the credit line will be sufficient to fund the Company's working capital and capital expenditure needs.

     As a result of the 1994 oil and gas property sale and the 1993 acquisitions of Mid-South and Owens, the Company's deferred tax liability increased significantly. The potential turnaround of these deferred taxes is not likely to occur in the near future, due to available accelerated depreciation remaining on the purchased equipment associated with the acquisitions. Management continues to monitor its exposure to near-term liabilities and to review strategies to further defer the payment of such liabilities.

     In October 1995, Statement of Financail Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value. The compensation calculated is to either be recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under existing accounting rules the Company's stock option grants have not resulted in compensation expense. Accordingly, under the provisions of the new statement, pro forma net income to be disclosed will be lower than net income reported in the financial statements.

EFFECTS OF INFLATION
- --------------------

     In recent years inflation has not had a significant impact on the Company's operations or financial condition. The impact of inflation on the Company in the future will depend on the relative increases, if any, the Company may realize from its compressor sales and rental rates and the selling price of its oil and gas.

ITEM 7.   FINANCIAL STATEMENTS

     The Company's Consolidated Financial Statements required by this Item begin at page F-1 following page 21 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this item with respect to the Company's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Section entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act", respectively, of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        3.1 Certificate of Incorporation. Previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (S.E.C. File No. 33-30686), which Exhibit is incorporated herein by reference thereto.
        3.2 By-Laws. Previously filed as Exhibit 3.5 to the Company's Registration Statement on Form S-4 (S.E.C. File No. 33-30686),
              which Exhibit is incorporated herein by reference thereto.
        10.1  Purchase Agreement dated February 9, 1988, by and between Merrico
              Resources, Inc. and Hawkins Exploration. Previously filed as
              Exhibit 10.14 to the Company's Registration Statement on Form S-4 (S.E.C. File No. 33-30686), which Exhibit is incorporated herein by reference thereto.
        10.2 Asset Purchase and Sale Agreement, Guarantee to Repurchase Stock dated March 9, 1990, by and between Charles R. Hogue and Hawkins Energy Corporation. Previously filed as Exhibit (C) to the Company`s Form 8-K dated April 20, 1990, which Exhibit is incorporated herein by reference thereto.
        10.3 ECI Compressor Leasing Limited Partnership Agreement dated October 13, 1989 between Equity Compressors, Inc. and Limited Partners. Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, which Exhibit is incorporated herein by reference thereto .
        10.4 Equity Compressors Leasing 1990 Limited Partnership dated July 31, 1990 between Equity Compressors, Inc. and Limited Partners. Previously filed as Exhibit 10.4 to the

              Company's Annual Report on Form 10-K for the year ended December
              31, 1991, which Exhibit is incorporated herein by reference thereto.
        10.5  Employment Agreement dated as of June 11, 1993, between Don E.
              Smith and Mid-South Compressors, Inc. Previously filed as Exhibit
              10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993, which Exhibit is incorporated herein by reference thereto. (2)
        10.6  Revolving credit and term loan agreement dated December 30, 1994 between the Company and Bank of Oklahoma. Previously filed as
              Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the
              year ended December 31, 1994, which Exhibit is incorporated herein by reference thereto.
        10.7  Hawkins Energy Corporation Employee Stock Option Plan. Previously
              filed as Exhibit 4(d) to the Company's Registration Statement on
              Form S-8 (S.E.C. File No. 33-74740), which Exhibit is incorporated herein by reference thereto. (2)
        10.8  Hawkins Energy Corporation 1994 Directors Stock Option Plan.
              Previously filed as Exhibit 10.8 to the Company's Annual Report on
              Form 10-KSB for the year ended December 31, 1994, which Exhibit is incorporated herein by reference thereto .
        10.9  Hawkins Energy Corporation 401(k) Plans. Previously filed as
              Exhibit 4(c) to the Company's Registration Statement on Form S-8
              (S.E.C. File No. 33-74640), which Exhibit is incorporated herein by reference thereto. (2)
        10.10 Hawkins Energy Corporation Revolving Credit and Term Loan
              Agreement dated September 1, 1995. (1)
        21.1  Subsidiaries of the Registrant.  (1)
        23.1  Consent of Independent Accountants. (1)
        23.2  Consent of Independent Petroleum Engineers.  (1)
        27    Financial Data Schedule. (1)
        ____________________
              (1) Filed herewith.
              (2) Management contract or agreement.
   (b)  Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed for the three months ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKINS ENERGY CORPORATION

DATE:  March 25, 1996                By: /s/   Thomas F. Ostrye
                                         --------------------------------------
                                               Thomas F. Ostrye,
                                               Chairman of the Board, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE:  March 25, 1996


   /s/  Thomas F. Ostrye          Chairman of the Board, President and Director
 ------------------------------
   THOMAS F. OSTRYE


   /s/  James F. Hawkins, Jr.     Vice Chairman of the Board and Director
 ------------------------------
   JAMES F. HAWKINS, JR.


   /s/  Clifford S. Lewis         Vice President, Treasurer,
 -----------------------------    Secretary and Director
   CLIFFORD S. LEWIS              (Principal Financial and Accounting Officer)


   /s/  John B. Hawkins           Director
 -----------------------------
   JOHN B. HAWKINS


   /s/  Charles M. Butler, III    Director
 -----------------------------
   CHARLES M. BUTLER, III


   /s/  Donald C. Nejedly         Director
 -----------------------------
   DONALD C. NEJEDLY


   /s/  Don E. Smith              Director
 -----------------------------
   DON E. SMITH


   /s/  David J. Parsons          Director
 -----------------------------
   DAVID J. PARSONS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

     Report of independent accountants...........................   F-2

     Consolidated balance sheets.................................   F-3

     Consolidated statements of operations.......................   F-4

     Consolidated statements of changes in stockholders' equity..   F-5

     Consolidated statements of cash flows.......................   F-6

     Notes to consolidated financial statements..................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Hawkins Energy Corporation


     We have audited the consolidated balance sheets of Hawkins Energy Corporation ("the Company") at December 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As explained in Note 2 to the Consolidated Financial Statements, in 1995 the Company changed its method of accounting for long-lived assets.



                                         COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 25, 1996

                           HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                   ------------
                                                                 1995        1994
                                                                 ----        ----
                                                                 (In thousands)
Current Assets:
 Cash and cash equivalents....................................  $   177   $   115
 Accounts receivable, less allowance for doubtful accounts
  of $25 and $158 in 1995 and 1994, respectively..............    1,377       760
 Accounts receivable -- related party.........................       25       146
 Notes receivable.............................................      262       172
 Income tax receivable........................................       58        42
 Compressors and compressor parts inventory...................    1,458     1,261
 Other........................................................      121        59
                                                                -------   -------
  Total current assets........................................    3,478     2,555
                                                                -------   -------

Cash held for reinvestment in oil and gas properties..........       --     2,513
                                                                -------   -------

Property and Equipment, net (Note 4)..........................   21,399    21,430
                                                                -------   -------

Goodwill and other intangibles, net of amortization of
   $1,690 in 1995 and $1,633 in 1994..........................      794       850
Notes receivable..............................................      315       503
Other assets, net.............................................       55        63
                                                                -------   -------
Total Assets..................................................  $26,041   $27,914
                                                                =======   =======

Current Liabilities:
 Current portion of long-term debt............................  $   682   $ 2,263
 Accounts payable and accrued liabilities.....................    1,778     1,779
 Accounts payable - affiliate.................................       88        49
                                                                -------   -------
  Total current liabilities...................................    2,548     4,091

Long-term debt................................................    9,000     6,967
Deferred income taxes.........................................    3,697     4,655
Other.........................................................       98       111
                                                                -------   -------
Total Liabilities.............................................   15,343    15,824
                                                                -------   -------

Commitments (Note 9)

Stockholders' Equity:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued..............................       --        --
 Common stock, $.01 par value, 20,000,000 shares authorized,
  13,049,235 and 13,049,235 shares issued and 12,961,968 and
  12,862,568 outstanding in 1995 and 1994, respectively.......      130       130
 Additional paid-in capital...................................   12,114    12,114
 Retained earnings (deficit)..................................   (1,448)       52
 Treasury stock, at cost (87,267 and 186,667 shares in
  1995 and 1994, respectively)................................      (98)     (206)
                                                                -------   -------
Total stockholders' equity....................................   10,698    12,090
                                                                -------   -------
Total Liabilities and Stockholders' Equity....................  $26,041   $27,914
                                                                =======   =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                               1995      1994        1993
                                              -------   -------     ------
                                                (In thousands, except for
                                                    per share amounts)
Revenues:
  Oil and gas sales.........................  $ 1,530   $ 1,850     $ 2,232
  Compressor sales and remanufacturing......    1,611     2,209       2,563
  Compressor rentals and service fees.......    6,802     7,706       4,190
  Interest and other income.................      102        79          60
  Gain on sale of oil and gas properties
    (Note 4)................................       --     1,880          --
  Gain (loss) on sale of assets.............      (23)       31          (7)
                                              -------   -------     -------
    Total revenues..........................   10,022    13,755       9,038
                                              -------   -------     -------

Expenses:
  Operating costs-oil and gas...............      621       636         646
  Cost of compressor sales and
    remanufacturing.........................    1,093     1,687       1,984
  Operating costs-compressors...............    3,558     3,687       1,938
  Depreciation, depletion and amortization..    2,253     2,368       1,485
  Provision to reduce the carrying value
    of compressor equipment (Note 2)........    1,790        --          --
  General and administrative................    1,850     2,590       1,903
  Amortization of intangibles...............       73       106          82
  Interest..................................    1,043       842         487
  Other.....................................       31        91          25
                                              -------   -------     -------
    Total expenses..........................   12,312    12,007       8,550
                                              -------   -------     -------

Income (loss) before income taxes...........   (2,290)    1,748         488

Income tax benefit (expense)................      852      (699)       (200)
                                              -------   -------     -------

Net income (loss)...........................  $(1,438)  $ 1,049     $   288
                                              =======   =======     =======

Income (loss) per common share..............  $  (.11)  $   .08        $.03
                                              =======   =======     =======

Weighted average number of
 shares outstanding.........................   12,931    12,826       8,730
                                              =======   =======     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                ADDITIONAL   RETAINED
                                      COMMON    PAID IN      EARNINGS     TREASURY
                                      STOCK     CAPITAL      (DEFICIT)    STOCK      TOTAL
                                      ------    ---------    ---------    --------   --------
Balances, December 31, 1992           $   39    $   5,428    $(1,285)     $ (259)    $  3,923

  Issuance of stock in Mid-South
    Acquisition (5,448,804 shares)        54        1,561         --          --        1,615

  Sale of stock to Mid-South
    stockholders (400,000 shares)          4          496         --          --          500

  Issuance of stock in Owens
    Acquisition (3,198,683 shares)        32        4,591         --          --        4,623

  Reclassification of common stock
    subject to repurchase
    (7,777 shares)                         1           20          --         --           21

  Purchase of treasury stock
    (12,300 shares)                       --           --          --        (10)         (10)

  Sale of treasury stock
    (11,647 shares)                       --            9          --          9           18

  Net Income                              --           --         288         --          288
                                      ------      -------     -------     ------      -------

Balances, December 31, 1993           $  130      $12,105     $  (997)    $ (260)     $10,978
                                      ------      -------     -------     ------      -------

  Sale of treasury stock                  --            9         --          54           63
    (63,994 shares)

  Net Income                              --           --       1,049         --        1,049
                                      ------      -------     -------     ------      -------

Balances, December 31, 1994           $  130      $12,114     $    52     $ (206)     $12,090
                                      ------      -------     -------     ------      -------
  Sale of treasury stock
    (99,400 shares)                       --           --         (62)       108           46

  Net Loss                                --           --      (1,438)        --       (1,438)
                                      ------      -------     -------     ------      -------

Balances, December 31, 1995           $  130      $12,114     $(1,448)    $  (98)     $10,698
                                      ======      =======     =======     ======      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                            1995              1994         1993
                                                           -------           -------      ------
                                                                        (In thousands)
Cash flows from operating activities
  Net income (loss).............................           $(1,438)          $ 1,049      $   288
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
     Depletion, depreciation, and
        amortization............................             2,326             2,474        1,567
     Provision to reduce the carrying value
        of compressor equipment.................             1,790                --           --
     Bad debt expense...........................                52                69           --
     Deferred taxes.............................              (958)              567         (146)
     (Gain) loss on sale of assets..............                23            (1,911)           7
Changes in operating assets and liabilities:
      Accounts receivable.......................              (564)              618         (202)
      Note receivable...........................                98               216         (851)
      Compressors and parts inventory...........              (234)               97          116
      Accounts payable and accrued liabilities..                25                13          217
      Other.....................................               (72)              149          (98)
                                                           -------            ------      -------
        Net cash provided by operating
        activities..............................             1,048             3,341          898
                                                           -------            ------      -------

Cash flows from investing activities:
  Additions to oil and gas
    properties..................................            (2,534)             (222)        (343)
  Proceeds from disposition of oil
    and gas properties..........................                --             2,499          534
  Acquisitions of compressor and other
    equipment...................................            (1,753)           (3,092)      (1,196)
  Proceeds from sale of compressor
     and other equipment........................               291               170          215
  Cash held for reinvestment in
    oil and gas properties......................             2,513            (2,513)          --
  Increase in goodwill and
    other assets................................                (1)              (23)         (60)
  Acquisition of Mid-South (Note 3).............                --                --       (1,408)
  Acquisition of Owens (Note 3).................                --                --          (42)
                                                           -------            ------      -------
        Net cash used in investing activities...            (1,484)           (3,181)      (2,300)
                                                           -------            ------      -------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                            1995              1994         1993
                                                           -------           -------      -------
                                                                        (In thousands)
Cash flows from financing activities:
  Purchase of treasury stock.............                  $    --           $    --      $   (10)
  Sale of treasury stock.................                       46                63           18
  Purchase of common stock subject
    to repurchase........................                       --               (23)          --
  Payments of capital lease obligations..                       --            (3,099)        (252)
  Proceeds of long-term debt.............                    1,804             6,797        7,585
  Payments on long-term debt.............                   (1,352)           (3,803)      (6,517)
  Proceeds of stock issuance.............                       --                --          500
                                                           -------           -------      -------
      Net cash provided by (used in)
         financing activities............                      498               (65)       1,324
                                                           -------           -------      -------

Net increase (decrease) in cash
  and cash equivalents...................                       62                95          (78)

Cash and cash equivalents,
  beginning of year......................                      115                20           98
                                                           -------           -------      -------

Cash and cash equivalents,
  end of year............................                  $   177           $   115      $    20
                                                           =======           =======      =======

Supplemental disclosure of cash
  flow information:
  Interest paid..........................                  $   952           $   759      $   499
                                                           =======           =======      =======
  Income taxes paid......................                  $   170           $   376      $    --
                                                           =======           =======      =======

Non-cash investing and financing
  activities:
  Issuance of stock related to
    acquistions..........................                  $    --           $    --      $ 6,238
                                                           =======           =======      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

          Hawkins Energy Corporation (the "Company") is engaged in the production of natural gas and oil, and in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions have been eliminated.

Cash Equivalents

          The Company includes in cash equivalents all investments with original maturities of three months or less at the date of purchase, which are readily convertible into known amounts of cash.

Property and Equipment

          Compressor equipment held by the Company for rental purposes is stated at cost and depreciated on a straight-line basis over an estimated 12 or 15-year useful life. Buildings and other equipment are stated at cost and depreciated over their estimated useful lives of 30 years and 5 years, respectively.

          Repairs and maintenance are charged to expense as incurred and major renewals and betterments are capitalized. Upon sale or retirement of equipment, the cost of the equipment disposed of and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

          Realization of the carrying value of the Company's compressor equipment is evaluated utilizing estimated future net cash flows from utilization and considering the estimated fair value of the equipment. Changes in these estimates could cause the Company to reduce the carrying value of its compressor equipment (See Note 2).

Oil and Gas Operations

          The Company accounts for its oil and gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized using the units-of-production method based on proved oil and gas reserves. The Company's oil and gas reserves are estimated annually by independent petroleum engineers. The depreciation, depletion and amortization rates were $.43, $.48 and $.48 per equivalent Mcf produced in 1995, 1994 and 1993, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. Changes in reserve estimates or a decline in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties.

          Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved (see Note 4). Since all of the Company's oil and gas properties are located in the United States, a single cost center is used.

Gas Balancing

          The Company accounts for oil and gas revenue on the sales method-- recording revenues earned when gas is delivered. During such times as the Company's sales of gas exceeds its percentage ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Company's share of total estimated reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1995, based on the year-end price of $1.92, the Company estimates its balancing position to be approximately $50,000 on underproduced properties and $188,000 on overproduced properties. The Company's policy is to record lease operating costs from all wells to correspond with the related recognition of revenue.

Compressors and Compressor Parts Inventory

          Compressors and compressor parts are carried at the lower of cost or market, using specific identification of costs and weighted average costs, respectively. At December 31, compressor and compressor parts inventory consisted of:

                                   1995    1994
                                   ----    ----
                                  (In thousands)
Compressor Work in Progress      $  326   $  146
Cylinders                           281      218
Parts and Supplies                  851      897
                                  -----    -----

                                 $1,458   $1,261
                                 ======   ======

Goodwill and Other Intangibles

     Goodwill is amortized using the straight-line method over the estimated benefit periods of twenty-four to thirty years. Goodwill is evaluated for impairment based on estimated fair value whenever circumstances indicate that its carrying value may not be recoverable and reduced if necessary. No impairment has been recorded as of December 31, 1995. Noncompete agreements are amortized using the straight-line method over the life of the agreement of seven years.

Income Taxes

     The Company uses the liability method of accounting for income taxes. This method requires the measurement of deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not included in the measurement. Deferred tax liabilities primarily result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes. Income tax expense is the tax payable for the current year and the change during that year in deferred tax assets and liabilities.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments and Concentration of Credit Risk

     At December 31, 1994, the Company had natural gas price swaps related to its production and sale of natural gas which provided the Company a minimum price of $2.00 per Mmbtu and a maximum price of $2.38 per Mmbtu for 40,000 Mmbtu per month for the months of January through April of 1995. The swaps were accounted for as hedges of the Company's gas sales. Gains or losses resulting from these swaps are recognized in the consolidated statement of operations and included in operating cash flows in the same period as the associated sale of natural gas occurs.

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of oil and gas companies. The Company generally does not require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value. The compensation calculated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under existing accounting rules the Company's stock option grants have not resulted in compensation expense. Accordingly, under the provisions of the new statement, pro forma net income to be disclosed will be lower than net income reported in the financial statements.

NOTE 2    PROVISION TO REDUCE THE CARRYING VALUE OF COMPRESSOR EQUIPMENT

     In the fourth quarter of 1995, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of." This standard requires that Long-lived assets be evaluated for impairment whenever events or changes and circumstances indicate that the carrying value of an asset may not be recoverable.

     At December 31, 1995, associated with the highly competitive marketplace for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company has identified certain equipment which it intends to dispose of, with the sale expected to be completed in the first half of 1996. Accordingly, the book value of the equipment has been reduced to its estimated fair value of the approximately $800,000, resulting in a provision to reduce the carrying value of the equipment of $1,790,000. For the year ended December 31, 1995, these compressors generated revenues of approximately $338,000 and depreciation expense of $246,000. The Company anticipates that the proceeds of this sale of equipment will be used to acquire other compression equipment more suited to the current marketplace, and as such, this equipment remains classified as a long-term asset.

NOTE 3    ACQUISITIONS

     Effective June 30, 1993, the Company acquired 100% of the common stock of Mid-South Compressors, Inc., a company specializing in the purchase, remanufacture, sale and leasing of gas compressors, for cash consideration of $1,408,000 and the issuance of 5,448,804 shares of common stock. The acquisition was accounted for as a purchase. Under the purchase method, the assets and liabilities of Mid-South were recorded at their fair values. The operating results of Mid-South have been included in the Company's consolidated results of operations beginning July 1, 1993. Subsequent to the acquisition, the shareholders of Mid-South purchased 400,000 additional shares of the Company's common stock for $500,000.

     Effective July 1, 1993, the Company acquired 100% of the common stock of Owens Compression Service, Inc., a company that provides gas compression services primarily in North Louisiana and East Texas, for cash consideration of $42,000 and the issuance of 3,198,683 shares of common stock. The acquisition was accounted for as a purchase. The operating results of Owens have been included in the Company's consolidated results of operations beginning July 1, 1993.

NOTE 4     PROPERTY AND EQUIPMENT

                                                                           1995           1994
                                                                          -------        -------
                                                                              (In thousands)
Land and building................................                         $   299        $   299
Oil and gas properties, on the full cost method..                          34,544         32,010
Compressor equipment.............................                          22,110         22,473
Other equipment..................................                             469            451
                                                                          -------        -------
                                                                           57,422         55,233
Less accumulated depreciation, depletion and
 amortization....................................                          36,023         33,803
                                                                          -------        -------
Net property and equipment.......................                         $21,399        $21,430
                                                                          =======        =======

     On December 30, 1994, the Company sold interests in fifty-seven wells located in the Arkoma Basin of northwest Arkansas. The natural gas reserves attributable to the properties sold represented approximately one-third of the total equivalent natural gas reserves owned by the Company. The Company received $2,513,000 for the well interests and related production equipment and recognized a gain of $1,880,000 on the sale. The proceeds from the sale were utilized to purchase oil and gas properties, in early 1995 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred for tax purposes.

     In 1994, the Company acquired compressor equipment valued at $262,500 in exchange for 210,000 shares of common stock. Each of the sellers had the right to sell the shares back to the Company at $1.325 per share from July 1, 1994 to January 15, 1995 if the shares were not registered on behalf of such sellers pursuant to an effective registration statement under the Securities Act of 1933, as amended, prior to that date. In July 1994, one of the sellers of the compressor equipment exercised the right to sell 105,000 shares of the Company's common stock to the Company and the Company purchased such shares for $139,125. In February 1995, the other seller exercised the same right and the Company purchased 105,000 shares for $139,125.

NOTE 5    LONG-TERM DEBT


Long-term debt consists of the following:        1995       1994
                                                 ----       ----
                                                  (In thousands)

Note payable to bank at 2% over prime
 (10% at December 31, 1995)(a)(e).............  $1,086      $1,417
Revolving line of credit at 2% over prime
 (10% at December 31, 1995)(c)(e).............   8,274       7,450
Note payable to bank at 2% over prime (c)(e)
 (10.50% at December 31, 1995)................     159         265
Notes payable, other..........................     163          98
                                                ------      ------
Total debt....................................   9,682       9,230
Less current portion..........................     682       2,263
                                                ------      ------
Total long-term debt..........................  $9,000      $6,967
                                                ======      ======

______

  (a) In September 1995, the Company finalized an oil and gas loan of $1,225,722 to replace prior loans outstanding. Under the agreement, 34 monthly principal installments of $35,000 commenced September 1, 1995 with a final payment due July 31, 1998. Interest is payable monthly. The loan is collateralized by the Company's interest in oil and gas properties.

  (b) In September 1995, the Company also finalized a compressor equipment loan with an initial borrowing base of $8,500,000. Under the agreement, interest is payable monthly. The loan is collateralized by the Company's compressor equipment and rental proceeds from these units with the outstanding unpaid principal balance on March 31, 1997 being converted to a 36 month term payout.

  (c) In July 1993, the Company completed a sale of compression equipment to a customer at a sales price of $888,000. The Company borrowed $425,000 to partially finance the cost of the equipment. Principal payments due to the bank are $8,854 per month for 48 months. The loan is collateralized by the note receivable from the customer.

  (e) Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During 1995, the Company was not in compliance with certain covenants of its debt agreements, which were waived by the lender.

     Long-term debt maturities as of December 31, 1995 are $682,000, $1,722,000, $1,900,000, $1,655,000 and $1,655,000 in 1996, 1997, 1998, 1999 and 2000,
respectively, with a remainder of $2,068,000 due in subsequent years. Based on the interest rates currently available to the Company for borrowings with similar terms and maturities, the long-term debt at December 31, 1995 approximates fair value.

NOTE 6    INCOME TAXES

     Consolidated income tax expense for each of the three years in the period ended December 31, 1995, consists of the following components:

                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                       1995      1994     1993
                                       ----      ----     ----
                                           (In thousands)

Current provision...................  $  20      $132     $346
Deferred expense (benefit)..........   (872)      567     (146)
                                       ----       ---     ----

Total income tax expense (benefit)..  $(852)     $699     $200
                                      =====      =====    ====

     The Company's effective tax rate on pre-tax income differs from the U.S. federal statutory regular tax rate as follows:


                                       YEAR ENDED DECEMBER 31,
                                      ------------------------
                                       1995     1994  1993
                                       ----     ----  ----
                                         (In thousands)

U.S. statutory regular tax rate.....   (34%)     34%   34%
State taxes.........................    (4%)      4%    4%
Goodwill and other..................     1%       1%    3%
                                       ----      ---   ---
Total...............................   (37%)     39%   41%
                                       ====      ===   ===

     Deferred tax assets and liabilities are comprised of the following at December 31, 1995 and 1994:


                                         1995     1994
                                         ----     ----
                                        (In thousands)
Deferred tax assets:
  Allowances for losses.............  $   10     $   34
  Net operating loss carryforward...     894        399
  Alternative minimum tax credit
    carryforward....................     335        197
                                      ------     ------

    Gross deferred tax assets.......   1,239        630
                                      ======     ======
Deferred tax liabilities:
  Property and equipment --
    depreciation, depletion
    and amortization*...............   4,936      5,285
                                      ------     ------

    Gross deferred tax liabilities..   4,936      5,285
                                      ------     ------

Net deferred tax liability..........  $3,697     $4,655
                                      ======     ======

*Includes tax effect of cash held for reinvestment in oil and gas properties of $2,513 as December 31, 1994.

     At December 31, 1995, the Company had net operating loss carryforwards for regular tax purposes of $2,352,000 which expire in 2009 and 2010. Deferred income taxes of approximately $86,000 were reclassified to current in 1995 to correct certain prior year estimates.

NOTE 7    COMPENSATION PLANS

     EMPLOYEE STOCK OPTION PLAN. On August 8, 1989, the Board of Directors of Hawkins Energy adopted and its stockholders approved the Hawkins Energy Employee Stock Option Plan (the "Stock Option Plan") which became effective on that date. An aggregate of 130,000 shares of common stock are initially available for sale upon exercise of options granted under the Stock Option Plan; provided, however, that the number of shares available for options which may be granted under the Stock Option Plan will automatically be increased without action of the directors or stockholders of Hawkins Energy to an amount equal to (when added to the number of shares of Hawkins Energy Common Stock subject to all other options granted by Hawkins Energy) 8% of the issued and outstanding shares of common stock upon each issuance of shares of common stock occurring after February 28, 1990 (other than issuances of shares upon the exercise of options granted under the Stock Option Plan). The Board of Directors may make authorized but unissued common stock available for the exercise of options or it may utilize shares held in the treasury. The Stock Option Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A.

     At December 31, 1995, no options had been granted under this plan.

     DIRECTOR STOCK OPTION PLAN. On August 8, 1989, the Board of Directors adopted and the stockholders approved the Hawkins Energy Director Stock Option Plan (the "1989 Director Plan") which became effective on that date. An aggregate of 170,000 shares of Hawkins Energy Common Stock are available for sale upon exercise of options granted under the Director Plan. The Director Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A.

     At December 31, 1995 and 1994, options for 170,000 shares at a price of $2.50 had been granted under the plan and all were exercisable on those dates. The 1989 Director Plan terminated on August 8, 1992. These options expire in the year 2030.

     On May 25, 1994, the Board of Directors adopted and the stockholders approved the 1994 Director Stock Option Plan which became effective on that date. Options to acquire an aggregate of 355,000 shares of Common Stock were granted. At December 31, 1995, options for 355,000 shares at a price of $1.40
were exercisable.   At December 31, 1995, no options had been exercised.  These options expire on May 24, 2004.

     EMPLOYEE BENEFIT PLAN. Substantially all of the Company's employees are covered by a defined contribution 401(k) plan adopted in 1991. The Company matches 50% of the employee contributions up to a limit of 4% of employee annual earnings. All matching contributions are made in Company stock. Total expense related to the plan amounted to $48,000 in 1995, $55,000 in 1994 and $13,000 in 1993.

     OTHER. Non-qualified options for 15,000 shares at a price of $2.50 per share were granted to a former employee of the Company in 1990, all of which are currently exercisable with an expiration date of January 2030.

NOTE 8    TRANSACTIONS WITH RELATED PARTIES

     Amounts have been accrued in the years ended December 31 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead as follows: $135,000 in 1995, $155,000 in 1994 and $187,000 in 1993.

     Equity Compressors earned compressor rental revenues from an affiliate in the amount of $104,000 in 1995, $154,000 in 1994 and $224,000 in 1993. Equity
earned rental revenues from a related entity of $67,000 in 1995, $227,000 in 1994, and $136,000 for the six month period of July 1, 1993 through December 31, 1993. At December 31, 1995 and 1994, Equity's receivable from the related entity was $1,000 and $146,000, respectively.

NOTE 9    COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to three years. The future revenues to be received under contracts at December 31, 1995 are $549,000, $401,000, $388,000 and $65,000 in
1996, 1997, 1998 and 1999, respectively.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company has certain other operating leases for other facilities, office equipment and automobiles. Future minimum rental payments under these leases total $251,000, $159,000, $56,000, $7,000 and $2,000 for 1996, 1997, 1998, 1999 and 2000, respectively.
The Company's rental expense amounted to $400,000, $318,000 and $287,000 in 1995, 1994 and 1993, respectively.

NOTE 10                   INDUSTRY SEGMENT INFORMATION
                         OPERATIONS BY INDUSTRY SEGMENT
                                 (In thousands)

                                                       1995             1994                 1993
                                                       ----             ----                 ----
Revenues:
  Oil and gas.....................................  $   1,571         $  3,730 (2)          $  2,232
  Compressor operations...........................      8,508           10,118                 6,928
  Intersegment....................................        (57)             (93)                 (122)
                                                    ---------         --------              --------
    Total revenue.................................  $  10,022         $ 13,755              $  9,038
                                                    =========         ========              ========


Operating profit(loss)(includes depreciation,
  depletion and amortization)
  Oil and gas.....................................  $      63         $  2,188              $    575
  Compressor operations...........................       (563) (1)       1,752                 1,432
                                                    ---------         --------              --------

  Total operating profit..........................       (500)           3,940                 2,007

General corporate expense.........................       (747)          (1,350)               (1,032)
Interest expense..................................     (1,043)            (842)                 (487)
                                                    ---------         --------              --------
Income (loss) before income taxes and cumulative
  effect of accounting change.....................  $  (2,290)        $  1,748              $    488
                                                    =========         ========              ========

Identifiable assets:
  Oil and gas.....................................  $   4,277         $  4,023              $  2,712
  Compressor operations...........................     21,764           23,891                23,645
                                                    ---------         --------              --------

  Total identifiable assets.......................  $  26,041         $ 27,914              $ 26,357
                                                    =========         ========              ========

Capital expenditures:
  Oil and gas.....................................  $   2,534         $    222              $    343
  Compressor operations...........................      1,753            3,092                 1,196
                                                    ---------         --------              --------

  Total capital expenditures......................  $   4,287         $  3,314              $  1,539
                                                    =========         ========              ========

Depreciation, depletion and amortization:
  Oil and gas.....................................  $     350         $    532              $    566
  Compressor operations...........................      1,976            1,942                 1,001
                                                    ---------         --------              --------

  Total depreciation, depletion and
    amortization..................................  $   2,326         $  2,474              $  1,567
                                                    =========         ========              ========


(1) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.
(2)  Includes gain on sale of oil and gas properties of $1,880,000.

     Total revenues by industry segment includes revenues from both customers and intersegment sales. In 1995, one compressor customer accounted for 5% of total revenues and one gas purchaser accounted for 2% of total revenues. In 1994, one compressor customer accounted for 4% of total revenues and one gas purchaser accounted for 4% of total revenues. In 1993, one compressor customer accounted for 10% of total revenues and one gas purchaser accounted for 6% of total revenues.

NOTE 11   OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)

   Capitalized costs at year-end and costs incurred during the year were as follows:


                                                           1995             1994              1993
                                                           ----             ----              ----
                                                                       (In thousands)
Capitalized costs:
  Proved properties...............................      $34,544           $32,010          $48,754
  Unproved properties.............................           --                --               --
                                                        -------           -------          -------
Total.............................................       34,544            32,010           48,754

  Less:
    Accumulated depreciation, depletion
      and amortization and provision to reduce
      carrying value..............................       31,115            30,786           46,661
                                                        -------           -------          -------

        Net capitalized costs.....................      $ 3,429           $ 1,224            2,093
                                                        =======           =======          =======
Costs incurred:
  Proved properties...............................        2,534                --               --
  Development.....................................           --               222              343
                                                        -------           -------          -------

    Total costs incurred..........................      $ 2,534           $   222          $   343
                                                        =======           =======          =======


      Results of operations for producing activities were as follows:

                                                           1995             1994              1993
                                                           ----             ----              ----
                                                                       (In thousands)
Revenues..........................................      $ 1,530           $ 1,850          $ 2,232
Production costs..................................         (621)             (636)            (646)
Depreciation, depletion and amortization..........         (329)             (477)            (522)
Income taxes......................................         (220)             (280)            (404)
                                                        -------           -------          -------

Results of operations for producing
  activities (excluding overhead and
  financing costs)................................      $   360           $   457          $   660
                                                        =======           =======          =======


Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved oil and natural gas reserves were as follows:

                                          YEARS ENDED DECEMBER 31,
                                     1995           1994           1993
                                -------------  --------------  -------------
                                 Oil    Gas     Oil     Gas     Oil    Gas
                                Bbls    Mcf    Bbls     Mcf    Bbls    Mcf
                                -----  ------  -----  -------  -----  ------
                                               (In thousands)
Proved Reserves:
  Beginning of year               18   2,501     19    4,788     49   4,654
  Revision of estimates            3     (75)     3      111      3     867
  Extensions and discoveries     631      --     --       --      3     471
  Purchase of reserves           286   2,000     --       --     --      --
  Sales of reserves               --      --     --   (1,451)   (25)   (274)
  Production                     (25)   (625)    (4)    (947)   (11)   (930)
                                 ---   -----     --   ------    ---   -----
  End of year                    913   3,801     18    2,501     19   4,788
                                 ===   =====     ==   ======    ===   =====

Proved Developed Reserves:       282   3,801     18    2,501     19   4,788
                                 ===   =====     ==   ======    ===   =====

          Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

          Oil and gas reserves cannot be measured exactly. Estimates of oil and gas reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. The Company utilizes Lee Keeling & Associates, Inc., independent petroleum consultants, to estimate the Company's reserves.

          Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

          The standardized measure of discounted future net cash flows was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and gas reserves. Future net cash flows as of December 31 are as follows:


                                                DECEMBER 31,
                                      ---------------------------------
                                          1995      1994         1993
                                         -------  ---------     -------
                                               (In thousands)

Future cash flows...................   $ 22,906   $  4,414   $  11,310
Production costs....................     (7,745)    (2,145)     (4,409)
Development costs...................       (576)       (94)       (260)
Income tax expense..................     (5,410)      (755)     (2,332)
                                       --------   --------   ---------
Future net cash flows...............      9,175      1,420       4,309
10% discount factor.................     (3,759)      (368)     (1,277)
                                       --------   --------   ---------
Standardized measure of discounted
  future net cash flows.............   $  5,416   $  1,052   $   3,032
                                       ========   ========   =========


     The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows.


                                              DECEMBER 31,
                                      -----------------------------
                                         1995     1994        1993
                                        ------  --------     ------
                                             (In thousands)

Standardized measure, beginning
  of year..........................   $ 1,052   $  3,032  $  2,765
Sales of oil and gas net of
  production costs.................      (909)    (1,214)   (1,586)
Net changes in prices and
  production costs.................     1,371     (1,173)      933
Extensions and discoveries less
  related costs....................     3,659         --       516
Purchase of reserves...............     2,714         --        --
Sale of reserves...................        --     (1,113)     (524)
Revisions of previous estimates....        74        135       842
Accretion of discount..............        89        244       228
Change in income tax expense.......    (2,634)     1,141      (142)
                                      -------   --------  --------
Standardized measure, end of year..   $ 5,416   $  1,052  $  3,032
                                      =======   ========  ========


                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                              SEQUENTIAL
 NO.     DESCRIPTION                                                 PAGE
- -------  -----------                                                 ----


10.10  Revolving credit and term loan agreement, dated
       September 1, 1995 between the Company and Bank of Oklahoma..

21.1   Subsidiaries of the Registrant..............................

23.1   Consent of Independent Accountants..........................

23.2   Consent of Independent Petroleum Engineers..................

27     Financial Data Schedule.....................................