Form 10QSB
period 1996-03-31
HAWKINS ENERGY CORP
filed 1996-05-14
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED                    March 31, 1996
                               ----------------------------------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO                          .
                               ------------------   --------------------------

COMMISSION FILE NUMBER      0-18205
                       -----------------

                          HAWKINS ENERGY CORPORATION
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Oklahoma                                   73-1345732
- --------------------------------------------------------------------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

Twenty East Fifth Street, Suite 1500, Tulsa, Oklahoma         74103
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


    Number of Shares of Common Stock Outstanding on May 8, 1996 - 13,010,168

     Transitional Small Business Format (Check one):    Yes     ;  No   X
                                                           -----      -----

                          HAWKINS ENERGY CORPORATION
                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

                                     PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995.....................      3

         Consolidated Statements of Operations
            Three Months Ended March 31, 1996 and 1995...............      4

         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995...............      5

         Notes to Consolidated Financial Statements..................      7

Item 2 - Management's Discussion and Analysis of the
            Consolidated Financial Statements........................      8


                                    PART II

OTHER INFORMATION:

     Item 6 - Exhibits and Reports on Form 8-K.......................     11

     Signatures......................................................     12

                           HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,     DECEMBER 31,
                                                                      1996           1995
                                                                    UNAUDITED
                                                                    ---------     ------------
                                                                         (In thousands)
Current Assets:
  Cash and cash equivalents.....................................     $   304        $   177
  Accounts receivable, less allowance for doubtful accounts
    of $14 and $25 in 1996 and 1995, respectively...............       1,058          1,377
  Accounts receivable -- related party..........................          --             25
  Notes receivable..............................................         186            262
  Income tax receivable.........................................          --             58
  Compressors and compressor parts inventory....................       1,857          1,458
  Other.........................................................         143            121
                                                                     -------        -------
    Total current assets........................................       3,548          3,478
                                                                     -------        -------

Cash held for reinvestment in oil and gas properties............         158             --
                                                                     -------        -------

Property and Equipment, net (Note 2)............................      21,208         21,399
                                                                     -------        -------

Goodwill and other intangibles, net of amortization of
      $1,705 in 1996 and $1,690 in 1995.........................         781            794
Notes receivable................................................         270            315
Other assets....................................................          49             55
                                                                     -------        -------
Total Assets....................................................     $26,014        $26,041
                                                                     =======        =======

Current Liabilities:
  Current portion of long-term debt.............................     $   682        $   682
  Accounts payable and accrued liabilities......................       1,895          1,778
  Accounts payable affiliate....................................          79             88
  Income tax payable............................................          33             --
                                                                     -------        -------
    Total current liabilities...................................       2,689          2,548

Long-term debt..................................................       8,899          9,000
Deferred income taxes...........................................       3,606          3,697
Other...........................................................          98             98
                                                                     -------        -------
Total Liabilities...............................................      15,292         15,343
                                                                     -------        -------

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued..............................          --             --
  Common stock, $.01 par value, 20,000,000 shares authorized,
    13,049,235 and 13,049,235 shares issued and 13,010,168 and
    12,961,968 outstanding in 1996 and 1995,
    respectively................................................         130            130
  Additional paid-in capital....................................      12,114         12,114
  Retained earnings (deficit)...................................      (1,487)        (1,448)
  Treasury stock, at cost (39,067 and 87,267 shares in
    1996 and 1995, respectively)................................         (35)           (98)
                                                                     -------        -------
Total stockholders' equity......................................      10,722         10,698
                                                                     -------        -------
Total Liabilities and Stockholders' Equity......................     $26,014        $26,041
                                                                     =======        =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                THREE MONTHS ENDED MARCH 31,
                                                      1996         1995
                                                    -------      --------
                                                   (In thousands, except
                                                   for per share amounts)
Revenues:
  Oil & gas sales...............................    $   409      $    277
  Compressor sales and remanufacturing..........        173           452
  Compressor rentals and service fees...........      1,609         1,893
  Interest and other income.....................         12            48
  Gain on sale of assets........................          7             3
                                                     ------       -------
    Total revenues..............................      2,210         2,673
                                                     ------       -------

Expenses:
  Operating costs - oil and gas.................        143           103
  Cost of compressor sales and remanufacturing..        111           358
  Operating costs - compressors.................        769         1,005
  Depreciation, depletion and amortization......        533           539
  General and administrative....................        407           512
  Interest......................................        244           250
  Other.........................................         --             7
                                                     ------       -------
         Total expenses.........................      2,207         2,774
                                                     ------       -------

Income (loss) before income taxes...............          3          (101)
Income tax benefit (expense)....................         (1)           35
                                                     ------       -------

Net income (loss)...............................    $     2      $    (66)
                                                    =======      ========

Income (loss) per common share..................    $    --      $   (.01)
                                                    =======      ========

Weighted average number of shares outstanding...     12,991        12,887
                                                    =======      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1996        1995
                                                       --------    --------
                                                          (In thousands)
Cash flows from operating activities:
 Net income (loss)..................................   $     2      $   (66)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depletion, depreciation, and amortization........       533          539
   Deferred taxes...................................       (91)          40
   Gain (loss) on sale..............................        (7)          (3)
   Bad debt expense.................................         8            7

 Changes in operating assets and liabilities:
   Accounts receivable and other....................       372         (116)
   Notes receivable.................................       121           77
   Compressor and compressor parts inventory........      (399)         (63)
   Accounts payable and accrued liabilities.........       141         (260)
                                                       -------      -------

    Net cash provided by operating activities.......       680          155
                                                       -------      -------

Cash flows from investing activities:
 Acquisitions of compressor and other equipment.....      (569)        (367)
 Proceeds from disposition of compressor
  and other equipment...............................        84          158
 Additions to oil and gas properties................        (4)         (13)
 Proceeds of dispositions of oil and gas
  properties........................................       173           --
 Cash held for reinvestment in oil and gas
  properties........................................      (158)         (31)
 Increase in organization costs and other
  intangibles.......................................        --           (1)
                                                       -------      -------

    Net cash used in investing activities...........      (474)        (254)
                                                       -------      -------

Cash flows from financing activities:
 Proceeds of long-term debt.........................        66          720
 Payments on long-term debt.........................      (167)        (536)
 Sale of treasury stock.............................        22           12
                                                       -------      -------
   Net cash provided by (used in) financing
    activities......................................       (79)         196
                                                       -------      -------

Net increase in cash and cash equivalents...........       127           97

Cash and cash equivalents,
 beginning of period................................       177          115
                                                       -------      -------

Cash and cash equivalents,
 end of period......................................   $   304      $   212
                                                       =======      =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                   UNAUDITED

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1996        1995
                                                       --------    --------
                                                          (In thousands)
Supplemental disclosure of cash flow information:
 Interest paid.....................................    $   249      $   250
                                                       =======      =======
 Income taxes paid.................................    $    --      $    --
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

     In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Hawkins Energy Corporation as of March 31, 1996, and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995.

     The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 PROPERTY AND EQUIPMENT

                                                  MARCH 31,    DECEMBER 31,
                                                    1996          1995
                                                  --------     ------------
                                                       (In thousands)
Land and building................................  $   300       $   299
Oil and gas properties, on the full cost method..   34,375        34,544
Compressor equipment.............................   22,566        22,110
Other equipment..................................      479           469
                                                    ------        ------
                                                    57,720        57,422
Less accumulated depreciation, depletion and
 amortization....................................   36,512        36,023
                                                    ------        ------
Net property and equipment.......................  $21,208       $21,399
                                                   =======       =======

     On January 1, 1996, the Company sold interests in certain wells. The Company received $157,300 for the well interests and related production equipment. The proceeds from the sale have been placed in trust and management intends to utilize such proceeds to purchase oil and gas properties in 1996 resulting in a "like kind exchange" for tax purposes, with the tax gain on sale being deferred.

     As of May 2, 1996, the Company had used $32,500 of the sale proceeds in purchasing replacement interests in oil and gas properties.

NOTE 3  TRANSACTIONS WITH RELATED PARTIES

     Amounts paid in the three months ended March 31 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead is as follows: $28,000 in 1996 $24,000 in 1995.

     Equity Compressors received compressor rental revenues from an affiliate and a related party in the amount of $34,000 for the three months ended March 31, 1996. At March 31, 1996, Equity Compressor's receivable from the related entity totalled $943.

NOTE 4  COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to one year. The future revenues to be received under contracts at March 31, 1996 are $353,000, $388,000, $388,000 and $65,000 in
1996, 1997, 1998, 1999, respectively.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company's rental expense amounted to $33,000 and $29,000 in first quarter of 1996 and 1995, respectively.

     The Company has certain other operating leases for office equipment and automobiles. Future minimum rental payments under these leases total $178,000, $159,000, $56,000, $7,000 and $2,000 for 1996, 1997, 1998, 1999 and 2000,
respectively.

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

RESULTS OF OPERATIONS
- ---------------------

FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

     In the first quarter 1996, the Company had a net income of $2,000 compared to a net loss of $66,000 for the first quarter 1995, due principally to increased oil and gas sales and lower general and administrative costs.

     Oil and gas sales increased 48% from 1995 to 1996. The average spot market gas price received in the first quarter 1996 was $2.06 compared to $1.73 received in the first quarter 1995. Oil and gas operating costs for 1996 were 39% higher than for 1995, primarily due to the additional number of properties acquired at the beginning of 1995.

     Revenues from the sale of compressors and remanufacturing services decreased 62% in 1996 compared to 1995. During 1996, compressor rental revenues decreased 15% when compared to 1995 as the average compressor utilization rate decreased in 1996 to 67% from 76% in 1995. The average number of units rented during the first quarter 1996 decreased by 39 units when compared to the average number of units rented during the first quarter 1995, generally as a result of lagging demand resulting from the continuing effect on the industry from lower prices in 1995.

     The cost of compressor and remanufacturing sales decreased 69% from 1995, consistent with the decrease in sales. Compressor operating costs incurred on rental units decreased 23% in 1996 from the first quarter 1995 reflecting the lower number of leased units and the Company's focus on more efficient field operations.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Total depreciation, depletion and amortization decreased $6,000 due to lower depreciation of compressor equipment offset by increased depreciation expense of oil and gas properties. The 1996 expense of $84,000 is 20% higher than the 1995 expense of $71,000 due to higher production volumes. Depreciation of the compressor fleet decreased 4% in 1996 to $449,000 from $468,000 in 1995, due to the write down of equipment in the fourth quarter of 1995.

     General and administrative expense decreased 21% in 1996 from 1995 due to a reduction in corporate expenses related to the Company's ongoing efforts to control such costs, as well as certain administrative efficiencies resulting from the merger of the Company's three wholly owned gas compressor subsidiaries.

     Interest expense decreased by 2% in 1996 compared to 1995.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

     In September 1995, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as three separate notes and is collateralized by substantially all of the assets of the Company. One note has an initial loan balance of $1.2 million and is being amortized at $35,000, plus interest. The outstanding balance of the loan at May 3, 1996 is $946,000. Another note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. The outstanding balance of this loan is $124,000 at May 3, 1996. A third note, an 18 month revolving line of credit with a $12 million cap to allow for financing of asset acquisitions, has an initial borrowing base of $8.5 million available for general business purposes. This borrowing base was increased to $9 million on May 1, 1996. At May 3, 1996, the Company had utilized $8.2 million of the credit line. Under the terms of the credit line, the outstanding balance at March 31, 1997 will be converted to a term note payable over 36 months. The Company's debt agreement includes amounts due in 1996 totalling $682,000.

     Net cash provided by operating activities increased to $680,000 in the first quarter of 1996 from $155,000 in the same period of 1995, primarily due to a decrease in accounts receivable and an increase in compressor and compressor parts inventory and accounts payable. A significant amount ($286,000) of the increase in compressor inventory relates to sales expected to be completed in the second quarter of 1996. Net cash used in investing activities increased to $474,000 in 1996 from $254,000, due to additions to the compressor rental fleet. Net cash used in financing activities was $79,000 in 1996 compared to cash provided by financing activities of $196,000 in 1995 as a result of the pay down on the revolving line of credit. At March 31, 1996, the Company had current assets of $3.5 million and current liabilities of $2.7 million. The Company anticipates that 1996 cash flow from operations, together with credit line borrowings, will be sufficient to fund the Company's working capital and capital expenditure needs, as well as debt repayment.

     On January 1, 1996, the Company sold interests in certain wells. The Company received $157,300 for the well interests and related production equipment. The proceeds from the sale have been placed in trust and management intends to utilize such proceeds to purchase oil and gas properties in 1996 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred. As of May 2, 1996, the Company had used $32,500 of the sale proceeds in purchasing replacement interests in oil and gas properties.

     As disclosed in the Company's Form 10-KSB, the Company intends to dispose of certain compressor equipment which sale is currently expected to be completed in the second quarter.

Accordingly, the book value of the equipment was reduced in the fourth quarter of 1995 to its estimated fair value resulting in a provision to reduce the carrying value of the equipment. The Company anticipates that the proceeds of this sale of equipment will be used to acquire other compression equipment more suited to the current marketplace.

                                    PART II.
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits:  27

          EXHIBIT
            NO.              DESCRIPTION
          -------            -----------

            27               Financial Data Schedule

     (b)  Reports on Form 8K:  None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKINS ENERGY CORPORATION



DATE:  May 10, 1996              By: /s/ Thomas F. Ostrye
                                    -------------------------------------------
                                    THOMAS F. OSTRYE
                                    Chairman, President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
  NO.           DESCRIPTION
- -------         -----------

  27            Financial Data Schedule