Form 10KSB/A
period 1995-12-31
HAWKINS ENERGY CORP
filed 1996-05-21
CIK 854661

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                               FORM 10-KSB/A
                              Amendment No. 1

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995.
                                    or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ______________ to _____________.

     Commission file number    0-18205

                        HAWKINS ENERGY CORPORATION
               ____________________________________________
              (Name of Small Business Issuer in its charter)

        Oklahoma                                   73-1345732
________________________                        _______________
(State of Incorporation)                       (I.R.S. Employer)
                                                Identification No.

          Twenty East Fifth Street, Suite 1500, Tulsa, OK  74103
         ________________________________________________________
         (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code      918-587-5815
                                                    ____________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Class
                              ______________
                   Common Stock, par value $.01 per share

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                             ______     _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for the year ended
December 31, 1995                      --    $10,022,000

Aggregate Market Value of Voting
Stock held by Non-affiliates on
March 22, 1996                         --    $ 2,843,632

Number of Shares of Common Stock
Outstanding on March 22, 1996          --     12,980,668




Transitional Small Business Issuer Disclosure Format (Check one):
Yes [ ]     No [X]

Items 9 - 12 of Part III of the Company's Form 10-KSB for the year-ended December 31, 1995 are hereby amended in their entirety as follows:

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT

                     DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company, their ages and positions held in the Company are as follows:

     NAME                      AGE                POSITION

Thomas F. Ostrye               43         Chairman, President and
                                          Director

Don E. Smith                   47         President of Equity
                                          Compressors, Inc. and
                                          Director

David J. Parsons               41         Vice President of Equity
                                          Compressors, Inc. and
                                          Director

Charles M. Butler, III         53         Director

John B. Hawkins                49         Director

Clifford S. Lewis              41         Director

Donald C. Nejedly              38         Director


    The following is a brief account of the business experience of each director and executive officer of the Company:

    Mr. Ostrye has been President and Director since the formation of the Company in 1989. He has served as Chairman of the Board since November 1995 and Treasurer since April 1996. He was employed by Hawkins Oil & Gas, Inc. as Project/Administrative Manager (1987 to 1989), Project Manager (1985 to 1987) and as Exploration Manager (1984 to 1985). Previously, he served: Enstar Petroleum Company, Oklahoma City, Oklahoma as Exploration Manager (1982 to 1984); C &
K Petroleum, Inc., Oklahoma City, Oklahoma and Midland, Texas as District Geologist (1979 to 1982); and Marathon Oil Company, Midland, Texas as Exploration Geologist (1975 to 1979). He holds a B.S. Degree in Geology from State University College, Fredonia, New York and an M.A. Degree in Geology from State University of New York, Buffalo, New York.

    Mr. Smith has served as Director since June 1993. He is also founder and President of Mid-South Compressors, Inc. in Columbia, Mississippi. From 1981 to 1985, he was the Branch Manager of Compressor Systems, Inc. Previously, he was the founder and President of Oilfield Maintenance Service, Inc. from 1974 to 1981, and Division Compressor Mechanic of Shell Oil Company from 1967 to 1974.

    Mr. Parsons has been Director since June 1993 and Vice President of Mid-South since 1990. From 1984 to 1990 he worked as Senior Accountant for Nicholson & Company, P.A. in Mississippi. Mr. Parsons holds a B.S. Degree in Business Administration from University of Southern Mississippi and is a Certified Public Accountant.

    Mr. Butler has served the Company as a Director since the Company's inception in 1989. He is presently self employed as a financial and regulatory consultant in Houston, Texas, and previously was a Senior Vice President of Kidder, Peabody & Co., Inc. Prior to that, he was Chairman of the Federal Energy Regulatory Commission (1981-1983); Administrative Assistant to Senator John Tower (1979-1981); Corporate Counsel to American Natural Service Company (1976-1979); and he has served in several capacities as an attorney. He holds a B.A. Degree in Economics from the University of Houston and a J.D. from the University of Texas, where he earned Order of the Coif Honors.

    Mr. John Hawkins has been a Director since the formation of the Company in 1989 serving as Chairman of the Board through November 1995. He is a co-founder and President and Chief Executive Officer of Hawkins Oil & Gas, Inc. Prior to joining a predecessor partnership of Hawkins Oil & Gas in 1974, he was a management consultant with the Chicago office of McKinsey and Company and previously served as a Naval officer. He received an M.B.A. Degree from the Harvard Business School and holds a B.A. Degree in Economics from Rice University where he earned Phi Beta Kappa honors. Mr. Hawkins and James F. Hawkins, a current Director whose term expires at the Annual Meeting, are brothers.

    Mr. Lewis has served the Company as a Director since its inception in 1989. He also served as the Company's Vice President, Secretary and Treasurer from the Company's inception through April 5, 1996. Mr. Lewis serves as Vice President and Chief Financial Officer of Hawkins Oil & Gas, Inc. from 1988 to present. Previously, he was employed by Hawkins Oil & Gas as Controller (1986 to 1988), as Manager of Financial Accounting (1984 to 1986), Senior Financial Accountant (1981 to 1984) and by Arthur Young & Company (now Ernst & Young) as Senior Accountant. He holds a B.S. Degree in Accounting and an M.B.A. Degree from Kansas State University.

    Mr. Nejedly has served the Company as a Director since the Company's inception in 1989. He is presently Branch Manager of
A. G. Edwards & Sons in San Francisco, California and was previously Vice President, Sales Manager and Assistant Branch Manager of Kidder, Peabody & Co., Inc. in San Francisco (1988 to 1990). From 1982 to 1988, he was the Western Region Marketing Director, Asset Finance Direct Investment Group for Kidder, Peabody & Co., Inc. in San Francisco and Los Angeles, California. Previously, he was a registered representative with Kidder, Peabody in Sacramento, California from 1979 until 1982. He holds a B.S. Degree in Finance from Santa Clara University.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock, to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the SEC, and to furnish the Company with a copy of each such report. SEC regulations impose specific due dates for such reports, and the Company is required to disclose in this Proxy Statement any failure to file by these dates during and with respect to fiscal 1995.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during and with respect to fiscal 1994, all Section 16(a) filing requirements applicable to its officers, directors and more than ten percent stockholders were complied with.


ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth information with respect to all compensation paid for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended
December 31, 1995, 1994 and 1993 to (a) the Company's chief executive officer and (b) each of the Company's most highly compensated executive officers whose aggregate compensation during the fiscal year ended December 31, 1995 exceeded $100,000.

                        Summary Compensation Table

                                                 Long
                                                 Term
                                                 Compen-
                                                 sation
                                                 Awards
                                                 ______
                      Annual Compensation        Number
                   ________________________        of
                                                 Shares
   Name and                                      Under-    Other
   Principal       Fiscal                        lying     Compen-
   Position         Year    Salary(1)    Bonus   Options   sation(2)
_________________  _____   _________   _______   _______   ________
John B. Hawkins(3)  1995   $ 109,615   $      0        0   $  1,423
                    1994   $ 125,000   $  5,000   75,000   $  1,538
                    1993   $ 104,414   $ 15,000        0   $  2,388

Thomas F. Ostrye    1995   $ 100,000   $      0        0   $  2,000
Chairman of the     1994   $ 100,000   $  5,000   65,000   $  2,100
Board, President    1993   $  95,041   $ 15,000        0   $  2,201

Clifford S. Lewis   1995   $ 100,000   $      0        0   $  2,000
                    1994   $ 100,000   $  5,000   60,000   $  2,100
                    1993   $  89,833   $ 15,000        0   $  2,097

Don E. Smith(4)     1995   $ 100,000   $      0        0   $  2,000
President, Equity   1994   $  98,414   $  5,000   40,000   $  2,068
Compressors, Inc.   1993   $  53,846   $      0        0   $     0
______________________

(1) Includes all before-tax contributions to the Employee 401(k)
    Plan.

(2) Other compensation consists solely of employer contributions to the Employee 401(k) Plan. Does not include the value of any perquisites because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

(3) The 1995 amounts are through the resignation date in November
    1995.

(4) Mr. Smith became an employee and executive officer of the Company on June 11, 1993.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
Option Values

    The following table sets forth certain information with respect to options exercised by the named executive officers of the Company during fiscal 1995, and the number and value of unexercised options held by such executive officers at the end of the fiscal year.

                                         Number of          Value of
                                         Securities        Unexercised
                                         Underlying        In-the-Money
                                         Unexercised        Options at
                   Shares             Options at Fiscal   Fiscal Year End
                  Acquired              Year End (#)          ($)(1)
                    on       Value     ________________   _______________
                  Exer-     Realized   Exer-    Unexer-   Exer-    Unexer-
     Name         cise(#)   ($)(1)     cisable  cisable   cisable  cisable
_______________________________________________________________________
John B. Hawkins      0        0        105,000     0         0        0
Thomas F. Ostrye     0        0        100,000     0         0        0
Clifford S. Lewis    0        0         90,000     0         0        0
Don E. Smith         0        0         40,000     0         0        0
_____________________

(1) Market value of the underlying shares of Common Stock at the date of exercise or fiscal year-end, as the case may be, minus the option exercise price and multiplied by the applicable number of shares. The last sale price for the Company's Common Stock as quoted on the Nasdaq Small Cap Market on December 29, 1995, the last trading day of the fiscal year, was $0.50.

Change of Control Agreement

     On March 27, 1996, the Board of Directors approved a "Change of Control" Agreement (the "Change Agreement") between the Company and Thomas F. Ostrye, the Company's Chairman and President. The Company is exploring various options to enhance the value of the Common Stock including possible combinations with other companies to increase the market size of the resulting entity. In the event the Company were to effect such a combination, it is likely that there would be an elimination of duplicated executive positions or that positions available in the resulting entity for certain executives would not be consistent with the skills and past responsibilities of those executives. The Company entered into the Change Agreement with Mr. Ostrye to soften the potential impact of those eventualities to Mr. Ostrye and to eliminate the possibility that those eventualities might indirectly influence a review of a Company strategy. The Change Agreement only becomes effective if there is a Change of Control of the Company. A Change of Control is generally defined as the occurrence of an event, such as a merger, whereby there is a substantial change in the makeup of the Company' stockholders or directors. Under the Change Agreement, if there is a Change of Control, and Mr. Ostrye is involuntarily terminated other than for cause or other than by reason of death or disability or if he voluntarily terminates after a reduction in his compensation or responsibilities or a requested relocation, he will be entitled to receive a final payment after his termination of employment in an amount equal to his compensation, including bonuses, for the twelve months immediately preceding his termination plus the value of employee benefits received for that twelve month period.

Director Compensation

     Directors of the Company who are not also employees of the Company are paid an annual retainer fee of $6,000, payable quarterly, plus an additional payment of $500 for each directors' and committee meeting attended in person or held by means of conference telephone calls.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth certain information, as of March 6, 1996, regarding the ownership of the Company's Common Stock by (i) all persons who were known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table below, individually, and (iv) all the directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.


Name and Address of                                         Percent
 Beneficial Owner                  Number of Shares         of Class
___________________                ________________         ________
Hawkins Oil & Gas, Inc. ....          1,296,582(1)             9.99%
400 S. Boston, Suite 800          direct and indirect
Tulsa, OK  74103

R. P. Gregory, Jr. .........          3,037,251(2)            23.40%
7575 San Felipe,                        indirect
Suite 350
Houston, TX  77063

Charles M. Butler, III......            160,000(3)             1.23%
                                          direct
James F. Hawkins, Jr........           1,357,443(4)           10.42%
                                   direct and indirect
John B. Hawkins.............           1,414,534(5)           10.81%
                                   direct and indirect
Clifford S. Lewis...........            119,935(6)              *
                                   direct and indirect
Donald C. Nejedly...........             35,000(7)              *
                                          direct
Thomas F. Ostrye............            116,347(8)              *
                                   direct and indirect
Don E. Smith................             952,183(9)            7.31%
                                   direct and indirect
David J. Parsons............              39,203(10)            *
                                   direct and indirect
All Directors and
Executive Officers
as a Group
(9 Persons)                             2,898,063(11)         21.51%
____________________________

 *   Less than 1%

(1) Includes 40,319 shares attributable to Hawkins Oil & Gas, Inc.'s general partner interest in HX 1986, 19,522 shares attributable to its general partner interest in Hawkins Exploration and 47,393 shares attributable to the Hawkins Oil & Gas, Inc. Profit Sharing Plan.

(2) Includes 3,037,251 shares which are held of record by Gregory & Cook, Inc., but of which Mr. Gregory, as the majority owner of Gregory & Cook, Inc., has the power to direct the voting and disposition of such shares.

(3) Includes 35,000 shares which may be acquired upon the exercise of presently exercisable options.

(4) Includes 50,000 shares which may be acquired upon the exercise of presently exercisable options and 1,296,582 shares owned directly and indirectly by Hawkins Oil & Gas, Inc., but which are also attributable to each of James F. Hawkins, Jr. and John B. Hawkins based on their individual ownership of the common stock of Hawkins Oil & Gas, Inc.

(5) Includes 105,000 shares which may be acquired upon the exercise of presently exercisable options, 1,296,582 shares owned directly and indirectly by Hawkins Oil & Gas, Inc., but which are also attributable to each of James F. Hawkins, Jr. and John B. Hawkins based on their individual ownership of the common stock of Hawkins Oil & Gas, Inc., and 11,634 shares held by the Hawkins Energy Corporation 401(k) Plan (the "401(k) Plan") and allocated to the account of John B. Hawkins.

(6) Includes 90,000 shares which may be acquired upon the exercise of presently exercisable options, and 29,935 shares held by the 401(k) Plan and allocated to the account of Mr. Clifford
     S. Lewis.

(7) Includes 35,000 shares which may be acquired upon the exercise of currently presently exercisable options.

(8) Includes 100,000 shares which may be acquired upon the exercise of presently exercisable options, and 14,545 shares held by the 401(k) Plan and allocated to the account of Mr.
     Thomas F. Ostrye.

(9) Includes 40,000 shares which may be acquired upon the exercise of presently exercisable options, and 12,790 shares held by the 401(k) Plan and allocated to the account of Mr. Don E.
     Smith

(10) Includes 35,000 shares which may be acquired upon the exercise of presently exercisable options, and 4,203 shares held by the 401(k) Plan and allocated to the account of Mr. David J.
     Parsons.

(11) Includes 490,000 shares which may be acquired upon the exercise of presently exercisable options and 73,107 shares held by the 401(k) Plan and allocated to the accounts of such individuals.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          James F. Hawkins, Jr., John B. Hawkins and Clifford S.
Lewis are directors, officers and stockholders of Hawkins Oil & Gas, Inc., which owned directly and indirectly 1,296,582 shares of Hawkins Energy stock at March 6, 1995.

          Through December 31, 1995, the Company subleased its corporate office space and leased certain assets (office and computer equipment) from Hawkins Oil & Gas, Inc. at market rates. The Company occupied approximately 20% of the office space currently occupied by Hawkins Oil & Gas, Inc. (about 3,500 total square feet). The Company paid Hawkins Oil & Gas, Inc. approximately $44,000 during fiscal 1995 for the sublease of its office space and received payment of $18,252 for other net general and administrative expenses. Hawkins Oil & Gas, Inc. is charged for the time spent by any employee of the Company who may from time to time perform work on its behalf. Hawkins Oil & Gas operates 50 of the 66 wells in which the Company owns an interest. In 1995, the Company paid $110,000 to Hawkins Oil & Gas for production and drilling overhead compensation. Hawkins Oil & Gas, Inc. leases compression equipment from the Company. The rental revenues received by the Company were $161,000 for the fiscal year 1995.

          During fiscal year 1995, the Company leased compression equipment to Flare, Inc., a corporation in which Don E. Smith and David J. Parsons were executive officers and significant stockholders, and received revenues therefrom in the amount of $67,000.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HAWKINS ENERGY CORPORATION



DATE:  May 10, 1996                By: /s/ Thomas F. Ostrye
                                      ______________________________
                                       THOMAS F. OSTRYE
                                       Chairman, President and
                                       Treasurer



































ISTE:\G-J\HAWKINS\10KSBA