Form 10QSB
period 1996-06-30
HAWKINS ENERGY CORP
filed 1996-08-14
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1996
                               --------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________________ TO
____________________________.

COMMISSION FILE NUMBER      0-18205
                       -----------------


                          HAWKINS ENERGY CORPORATION
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           OKLAHOMA                                      73-1345732
- --------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

TWENTY EAST FIFTH STREET, SUITE 1500,
       TULSA, OKLAHOMA                                     74103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 918-587-5815
- --------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)

          CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO
   _____    _____



  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON AUGUST 6, 1996 - 13,010,168


   TRANSITIONAL SMALL BUSINESS ISSUER FORMAT (CHECK ONE):    YES       NO  X
                                                                -----    -----

                           HAWKINS ENERGY CORPORATION
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

FINANCIAL INFORMATION:

    Item 1 -- Financial Statements

      Consolidated Balance Sheets
        June 30, 1996 and December 31, 1995                                    3

      Consolidated Statements of Operations
        Three and Six Months Ended June 30, 1996 and 1995                      4

      Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1996 and 1995                                5

      Notes to Consolidated Financial Statements                               7

    Item 2 -- Management's Discussion and Analysis

      Management's Discussion and Analysis of the
        Financial Condition and Results of Operations                          8


                                    PART II

OTHER INFORMATION:

    Item 4 - Submission of Matters to a Vote of Security Holders              10

    Item 6 - Exhibits and Reports on Form 8-K                                 11

    Signatures                                                                12

                           HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,
                                                                                1996      DECEMBER 31,
                                                                              UNAUDITED      1995
                                                                              ---------   -----------
                                                                                  (In thousands)
Current Assets:
 Cash and cash equivalents....................................               $    16         $   177
 Accounts receivable, less allowance for doubtful accounts
  of $32 and $25 in 1996 and 1995, respectively...............                 1,300           1,377
 Accounts receivable -- related party.........................                    --              25
 Notes receivable.............................................                   419             262
 Income tax receivable........................................                    --              58
 Compressors and compressor parts inventory...................                 1,606           1,458
 Other........................................................                    65             121
                                                                             -------         -------
  Total current assets........................................                 3,406           3,478
                                                                             -------         -------

Cash held for reinvestment in oil and gas properties..........                    95              --
                                                                             -------         -------

Property and Equipment, net (Note 2)..........................                21,193          21,399
                                                                             -------         -------

Goodwill and other intangibles, net of amortization of
   $1,725 in 1996 and $1,690 in 1995..........................                   759             794
Notes receivable..............................................                    --             315
Other assets, net of amortization of $42 in 1996 and
 $39 in 1995..................................................                    53              55
                                                                             -------         -------
Total Assets..................................................               $25,506         $26,041
                                                                             =======         =======

Current Liabilities:
 Current portion of long-term debt............................               $   708         $   682
 Accounts payable and accrued liabilities.....................                 1,710           1,778
 Accounts payable affiliate...................................                    --              88
 Income tax payable...........................................                   138              --
                                                                             -------         -------
  Total current liabilities...................................                 2,556           2,548

Long-term debt................................................                 8,522           9,000
Deferred income taxes.........................................                 3,541           3,697
Other.........................................................                    98              98
                                                                             -------         -------
Total Liabilities.............................................                14,717          15,343
                                                                             -------         -------

Commitments (Note 4)

Stockholders' Equity:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued..............................                    --              --
 Common stock, $.01 par value, 20,000,000 shares authorized,
  13,049,235 and 13,049,235 shares issued and 13,010,168 and
  12,961,968 outstanding in 1996 and 1995, respectively.......                   130             130
 Additional paid-in capital...................................                12,114          12,114
 Retained earnings (deficit)..................................                (1,419)         (1,448)
 Treasury stock, at cost (39,067 and 87,267 shares in
  1996 and 1995, respectively)................................                   (36)            (98)
                                                                             -------         -------
Total stockholders' equity....................................                10,789          10,698
                                                                             -------         -------
Total Liabilities and Stockholders' Equity....................               $25,506         $26,041
                                                                             =======         =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   UNAUDITED

                                                    THREE MONTHS       SIX MONTHS
                                                   ENDED JUNE 30,     ENDED JUNE 30,
                                                 -----------------  ------------------
                                                  1996       1995     1996      1995
                                                  ----       ----     ----      ----
                                                   (In thousands, except for per
                                                           share amounts)
Revenues:

  Oil & gas sales..............................  $   441   $   451   $   850   $    728
  Compressor sales.............................      656       687       829      1,139
  Compressor rentals...........................    1,613     1,669     3,222      3,555
  Interest and other income....................       11        23        23         71
  Gain (loss) on sale of assets................       54         4        61          7
                                                 -------   -------   -------   --------
    Total revenues.............................    2,775     2,834     4,985      5,500
                                                 -------   -------   -------   --------

Expenses:
  Operating costs - oil and gas................      112       168       255        271
  Cost of sales - compressors..................      507       572       618        930
  Operating costs - compressors................      813       765     1,582      1,770
  Depreciation, depletion and amortization.....      538       623     1,071      1,162
  General and administrative...................      487       428       894        940
  Interest.....................................      236       272       480        522
                                                 -------   -------   -------    -------
       Total expenses..........................    2,693     2,828     4,900      5,595
                                                 -------   -------   -------    -------

Income (loss) before income taxes..............       82         6        85        (95)
Income tax benefit (expense)...................      (40)       (2)      (41)        33
                                                 -------   -------   -------    -------

Net income (loss)..............................  $    42   $     4   $    44    $   (62)
                                                 =======   =======   =======    =======

Income (loss) per common share:................  $    --   $    --   $    --    $    --
                                                 =======   =======   =======    =======

Weighted average number of shares outstanding..   13,010    12,928    13,000     12,907
                                                 =======   =======   =======    =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                             SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                              1996                1995
                                                             ------              ------
                                                                   (In thousands)
Cash flows from operating activities:
  Net income (loss).......................................   $    44             $    (62)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depletion, depreciation, and amortization...........     1,071                1,162
      Gain on sale of equipment...........................       (61)                  (7)
      Deferred taxes......................................      (156)                  55

  Changes in operating assets and liabilities:
      Accounts receivable and other.......................       216                 (294)
      Notes receivable....................................       158                   34
      Compressor and compressor parts inventory...........      (148)                 (48)
      Accounts payable and accrued liabilities............       (18)                (121)
                                                             -------              -------

        Net cash provided by operating activities.........     1,106                  719
                                                             -------              -------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment..........    (1,337)                (635)
  Proceeds from dispositions of compressor and
    other equipment.......................................       498                  293
  Additions to oil and gas properties.....................       (75)              (2,505)
  Proceeds of disposition of oil and gas properties.......       174                   --
  Cash held for reinvestment in oil and gas properties....       (95)               2,513
  (Increase) decrease in organization costs and
    other intangibles.....................................        (1)                   3
                                                             -------              -------

        Net cash used in investing activities.............      (836)                (331)
                                                             -------              -------

Cash flows from financing activities:
  Proceeds of long-term debt..............................       130                  826
  Payments on long-term debt..............................      (582)                (911)
  Sale of treasury stock..................................        21                   37
                                                             -------              -------
      Net cash used in financing activities...............      (431)                 (48)
                                                             -------              -------

Net increase (decrease) in cash
  and cash equivalents....................................      (161)                 340

Cash and cash equivalents,
  beginning of period.....................................       177                  115
                                                             -------              -------

Cash and cash equivalents,
  end of period...........................................   $    16              $   455
                                                             =======              =======




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                   UNAUDITED


                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         1996         1995
                                                        ------       ------
                                                          (In thousands)

Supplemental disclosure of cash flow information:
  Interest paid....................................     $ 490         $ 438
                                                        =====         =====
  Income taxes paid................................     $  --         $  --
                                                        =====         =====



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

          In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Hawkins Energy Corporation as of June 30, 1996, and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995.

          The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT

                                                   JUNE 30,     DECEMBER 31,
                                                     1996          1995
                                                   -------      -----------
                                                       (In thousands)
Land and building................................   $   304       $   299
Oil and gas properties, on the full cost method..    34,445        34,544
Compressor equipment.............................    22,117        21,446
Other equipment..................................       489           469
                                                    -------       -------
                                                     57,355        56,758
Less accumulated depreciation, depletion and
 amortization....................................    36,162        35,359
                                                    -------       -------
Net property and equipment.......................   $21,193       $21,399
                                                    =======       =======

     On January 1, 1996, the Company sold interests in certain wells. The Company received $157,300 for the well interests and related production equipment. The proceeds from the sale were placed in trust and utilized by management to purchase oil and gas properties in 1996 resulting in a "like kind exchange" for tax purposes, with the tax gain on sale being deferred.

NOTE 3  TRANSACTIONS WITH RELATED PARTIES

     Amounts paid in the six months ended June 30 by the Company to an affiliate for production and drilling overhead is as follows: $53,000 in 1996 and $56,000 in 1995.

     Equity Compressors received compressor rental revenues from an affiliate and a related party in the amount of $57,000 for the six months ended June 30, 1996. At June 30, 1996, Equity Compressor's receivable from the related entity totalled $2,000.

NOTE 4   COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to one year. The future revenues to be received under contracts at June 30, 1996 are $339,000, $388,000, $388,000 and $65,000 in 1996,
1997, 1998 and 1999, respectively.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company's rental expense amounted to $65,000 in both the six months ended June 30, 1996 and 1995, respectively.

     The Company has certain other operating leases for office equipment and automobiles. Future minimum rental payments under these leases total $109,000, $159,000, $56,000, $7,000 and $2,000 for 1996, 1997, 1998 and 1999,
respectively.

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

RESULTS OF OPERATIONS
- ---------------------

1996 VERSUS 1995

     In the three months ended June 30, 1996, the Company had net income of $42,000 compared to net income of $4,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company reported net income of $44,000 compared to net loss of $62,000 for the same period ended June 30, 1995, due principally to an increase in oil and gas sales, gain on the sale of assets, and reduced interest expense.

     Revenues from oil and gas sales declined by $10,000 in the three months ended June 30, 1996 from the same period in 1995 as a result of the natural production decline of the Company's oil and gas reserves. Higher prices for both gas and oil nearly offset the lesser volumes sold during the 1996 three month period. Oil and gas revenues increased 17% in the six months ended June 30, 1996 from the same period in 1995 from the combined effect of higher product prices in 1996 and the timing of the acquisition of properties during the 1995 period. For product sold by the Company the average price per Mcf of gas increased 33% to $2.11 in 1996 compared to 1995 while the average price per Bbl of oil increased 11% to $19.02.

     Revenues from the sale of compressors and remanufacturing services decreased 5% and 27% in the three and six months ended June 30, 1996, when compared to the same periods in 1995. Compressor rental revenues decreased 3% and 9% in the three and six months ended June 30, 1996 when compared to 1995, as the average overall compressor utilization rate decreased to 69% for the six months ended June 30, 1996 compared to 73% in the same period 1995. The average number of units rented during the six months ended June 30, 1996 decreased by 25 units when compared to the average number of units rented during the first six months of 1995, generally the result of lagging demand and increased competition.

     The cost of compressor and remanufacturing sales decreased 11% and 33% in the three and six months ended June 30, 1996 from the same periods in 1995, consistent with the decrease in related sales. The margins from sales, however, increased 30% for the three months ended June 30, 1996 from the same period 1995 reflecting higher profits recognized from sales of remanufactured equipment. Compressor operating costs incurred on rental units increased 6% in the three months ended June 30, 1996 from the same period in 1995, compressor operating costs decreased 11% in the six months ended June 30, 1996 from the same periods in 1995 as a result of the Company's efficiencies created from the consolidation of operating divisions.

     Total depreciation, depletion and amortization decreased 14% and 8% in the three and six months ended June 30, 1996 when compared to the same periods in 1995. Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Such expense for the three and six months ended June 30, 1996 is 29% and 11% lower than the same periods in 1995, respectively, due to lower production volumes and an upward revision of reserve estimates at year end 1995. Depreciation of the compressor fleet decreased 10% and 7% in the three and six months ended June 30, 1996 from the same periods in 1995 due to a write down of equipment in the fourth quarter of 1995.

     General and administrative expense increased 14% and decreased 5% in the three and six months ended June 30, 1996 compared to the same periods in 1995, due to a reduction in corporate expenses related to the Company's ongoing efforts to control such costs, as well as certain administrative efficiencies resulting from the merger of the Company's three wholly owned gas compressor subsidiaries.

     Interest expense decreased by 13% and 8% in the three and six months ended June 30, 1996 compared to the same periods in 1995 as a result of lower debt balances in 1996.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

     In September 1995, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as three separate notes and is collateralized by substantially all of the assets of the Company. One note has an initial loan balance of $1.2 million and is being amortized at $35,000 per month, plus interest. The outstanding balance of the loan at August 6, 1996 is $841,000. Another note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. The outstanding balance of this loan was $97,000 on July 31, 1996 on which date the note was repaid. A third note, an 18 month revolving line of credit with a $12 million cap to allow for financing of asset acquisitions, has an initial borrowing base of $8.5 million available for general business purposes. This borrowing base was increased to $9 million on May 1, 1996. At August 6, 1996, the Company had utilized $7.4 million of the credit line. Under the terms of the credit line, the outstanding balance at March 31, 1997 will be converted to a term note payable over 36 months. The Company's debt agreement includes amounts due in the next twelve months totalling $708,000.

     Net cash provided by operating activities increased to $1,106 in the second quarter of 1996 from $719 in the same period of 1995, primarily due to improved net income and a decrease in accounts receivable and other current assets. Net cash used in investing activities increased to $836 in 1996 from $331, due to additions to the compressor rental fleet. Net cash used in financing activities is $431 in 1996 compared to $48 in 1995 as a result of the pay down on the revolving line of credit. At June 30, 1996, the Company had current assets of $3.4 million and current liabilities of $2.6 million. The Company anticipates that 1996 cash flow from operations, together with credit line borrowings, will be sufficient to fund the Company's working capital and capital expenditure needs, as well as debt repayment.

     On January 1, 1996, the Company sold interests in certain wells. The Company received $157,300 for the well interests and related production equipment. The proceeds from the sales were placed in trust and utilized by management to purchase oil and gas properties in 1996 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred.

     As disclosed in the Company's Form 10-KSB, the Company intends to dispose of certain compressor equipment which sale is currently expected to be completed in the third quarter. Accordingly, the book value of the equipment was reduced in the fourth quarter of 1995 to its estimated fair value resulting in a provision to reduce the carrying value of the equipment. The Company anticipates that the proceeds of this sale of equipment will be used to acquire other compression equipment more suited to the current marketplace.

                                    PART II.
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 29, 1996, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Charles M. Butler, III, and David J. Parsons, as Class I Directors of the Company for three-year terms. Thomas F. Ostrye, John B. Hawkins, Don E. Smith, David J. Parsons and Donald C. Nejedly continue to serve as directors of the Company until the expiration of their respective terms and their successors have been duly elected and qualified. The stockholders also approved the Director Stock Option Plan, and approved the Amended Employee Stock Option Plan and ratified the selection of Coopers and Lybrand as the independent auditors of the Company for the fiscal year ending December 31, 1996.

     There were present at the Annual Meeting, in person or by proxy, stockholders holding 7,235,233 shares of Common stock of the Company, or 56% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:

                                         Voted       Voted Against               Broker
                                          For         or Withheld   Abstention  Non-Votes
                                   ----------------  -------------  ----------  ---------
1. Election of Directors

   Charles M. Butler, III               7,051,685        183,548           0          0
   David J. Parsons                     7,051,685        183,548           0          0

2. Approval of the Hawkins Energy
   Corporation Director Stock
   Plan                                 6,713,919        440,535           0          0

3. Approval of the Amended and
   Restated Hawkins Energy
   Corporation Employee Stock
   Option Plan                          6,481,946        671,581           0          0

4. Ratification of
   Independent Auditors                 7,026,229        209,633           0          0

                                 EXHIBIT INDEX

EXHIBIT
  NO.         DESCRIPTION
- -------       -----------

27            Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HAWKINS ENERGY CORPORATION



DATE:  August 14, 1996          By: /s/ Thomas F. Ostrye
                                    -------------------------------------
                                        THOMAS F. OSTRYE
                                        Chairman, President and Treasurer
                                        (Principal Financial and Accounting
                                         Officer)