Form 10QSB
period 1996-09-30
HAWKINS ENERGY CORP
filed 1996-11-13
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  SEPTEMBER 30, 1996
                               -----------------------------------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                       .
                              ----------------------  -----------------------

COMMISSION FILE NUMBER      0-18205
                       -----------------


                          HAWKINS ENERGY CORPORATION
-------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                OKLAHOMA                                73-1345732
-------------------------------------------------------------------------------
        (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

TWENTY EAST FIFTH STREET, SUITE 1500, TULSA, OKLAHOMA            74103
-------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 918-587-5815
-------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)

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

 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON NOVEMBER 4, 1996 - 13,040,168



  TRANSITIONAL SMALL BUSINESS ISSUER FORMAT (CHECK ONE):    YES      NO  X
                                                               -----   -----

                           HAWKINS ENERGY CORPORATION
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

FINANCIAL INFORMATION:

     Item 1 -- Financial Statements

          Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995.......................   3

          Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1996 and 1995........   4

          Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1996 and 1995..................   5

          Notes to Consolidated Financial Statements.......................   7

     Item 2 -- Management's Discussion and Analysis

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................   8


                                    PART II

OTHER INFORMATION:

     Item 6 - Exhibits and Reports on Form 8-K.............................  11

     Signatures............................................................  12

     Table.................................................................  13

                           HAWKINS ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1996          1995
                                                                  UNAUDITED
                                                                ------------   ------------
                                                                       (In thousands)
Current Assets:
 Cash and cash equivalents....................................       $    16        $   177
 Accounts receivable, less allowance for doubtful accounts
  of $63 and $25 in 1996 and 1995, respectively...............           827          1,377
 Accounts receivable -- related party.........................            --             25
 Notes receivable.............................................             7            262
 Income tax receivable........................................            --             58
 Compressors and compressor parts inventory...................         1,477          1,458
 Other........................................................            28            121
                                                                     -------        -------
  Total current assets........................................         2,355          3,478
                                                                     -------        -------

Property and Equipment, net (Note 2)..........................        21,597         21,399
                                                                     -------        -------

Goodwill and other intangibles, net of amortization of
   $1,787 in 1996 and $1,729 in 1995..........................           919            849
Notes receivable..............................................            --            315
                                                                     -------        -------
Total Assets..................................................       $24,871        $26,041
                                                                     =======        =======

Current Liabilities:
 Current portion of long-term debt............................       $ 1,609        $   682
 Accounts payable and accrued liabilities.....................         1,353          1,778
 Account payable affiliate....................................            --             88
 Income tax payable...........................................            23             --
                                                                     -------        -------
   Total current liabilities...................................        2,985          2,548

Long-term debt................................................         7,364          9,000
Deferred income taxes.........................................         3,631          3,697
Other.........................................................            98             98
                                                                     -------        -------
Total Liabilities.............................................        14,078         15,343
                                                                     -------        -------

Commitments (Note 4)

Stockholders' Equity:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued..............................            --             --
 Common stock, $.01 par value, 20,000,000 shares authorized,
  13,049,235 and 13,049,235 shares issued and 13,040,168 and
  12,961,968 outstanding in 1996 and 1995, respectively.......           130            130
 Additional paid-in capital...................................        12,114         12,114
 Retained earnings (deficit)..................................        (1,442)        (1,448)
 Treasury stock, at cost (9,067 and 87,267 shares in
  1996 and 1995, respectively)................................            (9)           (98)
                                                                     -------        -------
Total stockholders' equity....................................        10,793         10,698
                                                                     -------        -------
Total Liabilities and Stockholders' Equity....................       $24,871        $26,041
                                                                     =======        =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                   THREE MONTHS             NINE MONTHS
                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                 -------------------     -------------------
                                                  1996        1995        1996        1995
                                                 -------     -------     -------     -------
                                                (In thousands, except for per share amounts)
Revenues:
  Oil & gas sales..............................  $   428     $   396     $ 1,278     $ 1,124
  Compressor sales.............................      207         352       1,036       1,491
  Compressor rentals...........................    1,571       1,669       4,793       5,224
  Interest and other income....................        4          16          27          87
                                                 -------     -------     -------     -------

    Total revenues.............................    2,210       2,433       7,134       7,926
                                                 -------     -------     -------     -------

Expenses:
  Operating costs - oil and gas................      139         171         394         442
  Cost of sales - compressors..................      171         141         789       1,071
  Operating costs - compressors................      331         871       1,913       2,641
  Depreciation, depletion and amortization.....      578         608       1,649       1,770
  General and administrative...................      423         437       1,317       1,377
  Loss on sale of assets.......................      359          25         298          18
  Interest.....................................      222         262         702         784
                                                 -------     -------     -------     -------
       Total expenses..........................    2,223       2,515       7,062       8,103
                                                 -------     -------     -------     -------

Income (loss) before income taxes..............      (13 )       (82  )       72        (177)
Income tax benefit (expense)...................        1          20         (40)         53
                                                 -------     -------     -------     -------

Net income (loss)..............................  $   (12 )   $   (62  )  $    32     $  (124)
                                                 =======     =======     =======     =======

Income (loss) per common share:................  $    --     $   --      $   --      $  (.01)
                                                 =======     =======     =======     =======

Weighted average number of shares outstanding..   13,040     12,949      13,014       12,921
                                                 =======     =======     =======     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  1996             1995
                                                                --------         --------
                                                                      (In thousands)
Cash flows from operating activities:
  Net income (loss)........................................     $    32          $  (124)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depletion, depreciation, and amortization............       1,649            1,770
      Loss (gain) on sale of equipment.....................         298               18
      Deferred taxes.......................................         (66)            (393)

  Changes in operating assets and liabilities:
      Accounts receivable and other........................         722             (203)
      Notes receivable.....................................         570               53
      Compressor and compressor parts inventory............         (19)            (252)
      Accounts payable and accrued liabilities.............        (490)            (230)
                                                                -------           ------

        Net cash provided by operating activities..........       2,696              639
                                                                -------           ------
Cash flows from investing activities:
  Acquisitions of compressor and other equipment...........      (2,559)          (1,021)
  Proceeds from dispositions of compressor and
    other equipment........................................         534              358
  Additions to oil and gas properties......................        (209)          (2,512)
  Proceeds of disposition of oil and gas properties........         174               --
  Cash held for reinvestment in oil and gas properties.....          --            2,513
  Increase in organization costs and other intangibles.....        (128)              (6)
                                                                -------           ------

        Net cash used in investing activities..............      (2,188)            (668)
                                                                -------           ------
Cash flows from financing activities:
  Proceeds of long-term debt...............................         130            1,475
  Payments on long-term debt...............................        (839)          (1,220)
  Sale of treasury stock...................................          40               40
                                                                -------           ------

      Net cash provided by (used in) financing activities..        (669)             295
                                                                -------           ------
Net increase in cash
  and cash equivalents.....................................        (161)             266

Cash and cash equivalents,
  beginning of period......................................         177              115
                                                                -------           ------
Cash and cash equivalents,
  end of period............................................     $    16           $  381
                                                                =======           ======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HAWKINS ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                   UNAUDITED

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  1996             1995
                                                                --------         --------
                                                                      (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid....................................             $   786           $  784
                                                                =======           ======
  Income taxes paid................................             $    16           $  150
                                                                =======           ======


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

          In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Hawkins Energy Corporation as of September 30, 1996, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995.

          The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2    PROPERTY AND EQUIPMENT


                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1996           1995
                                                     ------        -------
                                                        (In thousands)
Land and building.................................    $   304       $   299
Oil and gas properties, on the full cost method        34,579        34,544
Compressor equipment..............................     22,886        21,446
Other equipment...................................        477           469
                                                       ------        ------
                                                       58,246        56,758
Less accumulated depreciation, depletion and
 amortization.....................................     36,649        35,359
                                                       ------        ------
Net property and equipment........................    $21,597       $21,399
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

     During the third quarter the Company reviewed its capitalization of costs with respect to its compressor operations, including the review of certain of its estimates associated with its overhead capitalization rates, resulting in a reduction of operating costs of $266,000 previously expensed in the first two quarters.

NOTE 3   TRANSACTIONS WITH RELATED PARTIES

     Amounts paid in the nine months ended September 30 by the Company to an affiliate for production and drilling overhead is as follows: $53,000 in 1996 and $100,000 in 1995.

     Equity Compressors received compressor rental revenues from an affiliate and a related party in the amount of $92,000 for the nine months ended September 30, 1996 and $189,000 for the same period 1995.

NOTE 4   COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to one year. The future revenues to be received under contracts at September 30, 1996 are $187,000, $472,000, $388,000 and $65,000 in
1996, 1997, 1998 and 1999, respectively.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company's rental expense amounted to $98,000 and $92,000 in the nine months ended September 30, 1996 and 1995, respectively.

     The Company has certain other operating leases for office equipment and automobiles. Future minimum rental payments under these leases total $37,000, $115,000, $72,000, $25,000 and $2,000 for 1996, 1997, 1998, 1999 and 2000,
respectively.

NOTE 5   SUBSEQUENT EVENTS

     In October, 1996 the Company signed a definitive stock purchase agreement with a private investment group under which the Company would issue 8 million shares of its common stock (which would represent 38% of the then outstanding shares) and warrants to purchase an additional 8 million shares (which, upon issuance, would increase the investment group's ownership to 55%) at an exercise price of $.91 per share, for a total cash consideration of $4,400,000 plus a commitment by the purchaser to use its reasonable efforts to provide certain business development opportunities to the Company. The warrants would have a four year term but would become exercisable only in the event the purchaser satisfies specific business development objectives set forth in such warrant. Consummation of the transaction is subject to approval by the Company's shareholders of an increase in the authorized shares of common stock of the Company.

     The private investment group will be entitled to select directors who would represent a majority of the seats on the Company's board of directors, and the shareholders will be asked to approve a change in the name of the Company. Management expects the closing of the transaction to occur on or about December 16, 1996.

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

RESULTS OF OPERATIONS
---------------------

1996 VERSUS 1995

     In the three months ended September 30, 1996, the Company had a net loss of $12,000 compared to a net loss of $62,000 in the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company reported net income of $32,000 compared to a net loss of $124,000 for the same period ended September 30, 1995. Included in the third quarter is a loss on sale of assets of $358,000 related to the sale of compressor equipment. Additionally, during the third quarter the

Company reviewed its capitalization of costs with respect to its compressor operations, including the review of certain of its estimates associated with its overhead capitalization rates, resulting in a reduction of operating costs of $266,000 previously expensed in the first two quarters of 1996.

     Revenues from oil and gas sales increased by $32,000 in the three months ended September 30, 1996 from the same period in 1995. Higher prices for both gas and oil offset the lesser volumes sold during the 1996 three month period. Oil and gas revenues increased 14% in the nine months ended September 30, 1996 from the same period in 1995 from the combined effect of higher product prices in 1996 and the timing of the acquisition of properties during the 1995 period. For product sold by the Company, the average price per Mcf of gas increased 14% to $1.91 for the nine months of 1996 compared to the same period in 1995, while the average price per Bbl of oil increased 15% to $20.43. Operating costs decreased 19% and 11% in the three and nine months ended September 30, 1996 from the same periods in 1995.

     Revenues from the sale of compressors and remanufacturing services decreased 41% and 31% in the three and nine months ended September 30, 1996, when compared to the same periods in 1995. Compressor rental revenues decreased 6% and 8% in the three and nine months ended September 30, 1996 when compared to 1995, as the average overall compressor utilization rate decreased to 69% for the nine months ended September 30, 1996 compared to 73% in the same period 1995. The average number of units rented during the nine months ended September 30, 1996 decreased by 25 units when compared to the average number of units rented during the first nine months of 1995, generally the result of lagging demand and increased competition.

     The cost of compressor and remanufacturing sales increased 22% and decreased 26% in the three and nine months ended September 30, 1996 from the same periods in 1995. The increase in the three months ended September 30, 1996 is primarily due to an additional warranty cost of $18,000. Due to the Company's effort to minimize operating costs, and the adjustment for the change in capitalization of cost estimates previously discussed, compressor operating costs incurred on rental units decreased 62% in the three months ended September 30, 1996 from the same period in 1995. Compressor operating costs decreased 28% in the nine months ended September 30, 1996 from the same periods in 1995.

     Total depreciation, depletion and amortization decreased 5% and 7% in the three and nine months ended September 30, 1996 when compared to the same periods in 1995. Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Such expense for the three and nine months ended September 30, 1996 is 16% and 13% lower than the same periods in 1995, respectively, due to lower production volumes and an upward revision of reserve estimates at year end 1995. Depreciation of the compressor fleet decreased 2% and 6% in the three and nine months ended September 30, 1996 from the same periods in 1995.

     General and administrative expense decreased 3% and 4% in the three and nine months ended September 30, 1996 compared to the same periods in 1995, due to the Company's ongoing efforts to control such costs.

     Interest expense decreased by 15% and 10% in the three and nine months ended September 30, 1996 compared to the same periods in 1995 as a result of lower debt balances in 1996.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     In September 1995, the Company refinanced its existing debt in order to increase the amounts available for new investment and working capital. The debt is structured as three separate notes and is collateralized by substantially all of the assets of the Company. One note has an initial loan balance of $1.2 million and is being amortized at $35,000 per month, plus interest. The outstanding balance of the loan at November 3, 1996 is $736,000. Another note, with an initial principal amount of $425,000 is amortized at $8,854 per month, over 48 months, plus interest. The outstanding balance of this loan was $97,000 on July 31, 1996 on which date the note was repaid. A third note, an 18 month revolving line of credit with a $12 million cap to allow for financing of asset acquisitions, has an initial borrowing base of $8.5 million available for general business purposes. This borrowing base was adjusted to $8.8 million on September 30, 1996. At November 3, 1996, the Company had utilized $7.82 million of the credit line. Under the terms of the credit line, the outstanding balance at March 31, 1997 will be converted to a term note payable over 36 months. Accordingly, $1.1 million has been included in the Company's current portion of long-term debt. As such, amounts of long-term debt due in the next twelve months total $1.6 million.

     Net cash provided by operating activities increased to $2.7 million in the third quarter of 1996 from $639,000 in the same period of 1995, primarily due to a decrease in accounts receivable, notes receivable and deferred taxes. During the third quarter, the Company received full payment of a note receivable in the amount of $414,000 which related to a sale of compressors in 1993. Net cash used in investing activities increased to $2.1 million in 1996 from $668,000, due to additions to the compressor rental fleet. Net cash used in financing activities is $669,000 in 1996 compared to net cash provided of $295,000 in 1995 as a result of the pay down on the revolving line of credit.

     In October, 1996 the Company signed a definitive stock purchase agreement with a private investment group under which the Company would issue 8 million shares of its common stock (which would represent 38% of the then outstanding shares) and warrants to purchase an additional 8 million shares (which, upon issuance, would increase the investment group's ownership to 55%) at an exercise price of $.91 per share, for a total cash consideration of $4,400,000 plus a commitment by the purchaser to use its reasonable efforts to provide certain business development opportunities to the Company.

     At September 30, 1996, the Company had current assets of $2.4 million and current liabilities of $2.9 million. The Company anticipates that 1996 cash flow from operations, together with credit line borrowings, and the anticipated $4.4 million equity investment will be sufficient to fund the Company's working capital and capital expenditure needs, as well as debt repayment.

     On January 1, 1996, the Company sold interests in certain wells. The Company received $157,300 for the well interests and related production equipment. The proceeds from the sales were placed in trust and utilized by management to purchase oil and gas properties in 1996 resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred.

     As disclosed in the Company's Form 10-KSB, the Company intended to dispose of certain compressor equipment. Accordingly, the book value of the equipment was reduced in the fourth quarter of 1995 to its estimated fair value resulting in a provision to reduce the carrying value of the equipment. During the third quarter the Company sold certain of this compression equipment which resulted in an additional $358,000 loss on sale. The proceeds of this sale of equipment have been used to acquire other compression equipment more suited to the current marketplace.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.        DESCRIPTION
  -------      -----------

    27         Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HAWKINS ENERGY CORPORATION



DATE:  November 13, 1996         By: /s/ Thomas F. Ostrye
                                    --------------------------------------------
                                    THOMAS F. OSTRYE
                                    Chairman, President and Treasurer
                                    (Principal Financial and Accounting Officer)