Form 10KSB
period 1996-12-31
HAWKINS ENERGY CORP
filed 1997-03-31
CIK 854661

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from ___________ to ___________.

     Commission file number    0-18205
                            -------------

                    EQUITY COMPRESSION SERVICES CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

        Oklahoma                                                  73-1345732
------------------------                                      ------------------
(State of Incorporation)                                      (I.R.S. Employer)
                                                              Identification No.

          Twenty East Fifth Street, Suite 1500, Tulsa, OK      74103
          ----------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code                   918-587-5815
                                                              ------------------

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                                Title of Class
                               ----------------
                     Common Stock, par value $.01 per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenue for the year ended December 31, 1996 -- $9,443,000

         Aggregate Market Value of Voting Stock held by Non-affiliates on March 22, 1997 -- $22,991,780

                 Number of Shares of Common Stock Outstanding
                        on March 22, 1997 -- 21,040,168

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Issuer's Proxy Statement with respect to Annual Meeting of Stockholders to be held May 21, 1997 is incorporated by reference in Part III of the Form 10-KSB

Transitional Small Business Issuer Disclosure Format (Check one):
  Yes [  ]   No [ X ]

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

                                     PART I

Items 1. & 2.    Description of Business and Properties...................   3

Item  3.         Legal Proceedings........................................  13

Item  4.         Submission of Matters to a Vote of Security Holders......  13

Item  4A.        Executive Officers of the Registrant.....................  14

                                    PART II

Item  5.         Market for Registrant's Common Equity and Related
                   Stockholder Matters and Selected Financial Data........  15

Item  6.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................  15

Item  7.         Financial Statements.....................................  18

Item  8.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure....................  18

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control
                   Persons of the Registrant; Compliance with
                   Section 16(a) of the Exchange Act......................  18

Item 10.         Executive Compensation...................................  19

Item 11.         Security Ownership of Certain Beneficial Owners
                   and Management.........................................  19

Item 12.         Certain Relationships and Related Transactions...........  19

Item 13.         Exhibits and Reports on Form 8-K.........................  19

                 Index to Consolidated Financial Statements............... F-1

Signatures

                    EQUITY COMPRESSION SERVICES CORPORATION
                                 ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                    PART I

ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL
-------

         Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

         The Company was incorporated as Hawkins Energy Corporation in the state of Oklahoma in June 1989 for the purpose of consolidating the businesses and assets of Equity Compressors, Inc. ("Equity Compressors") and ten Hawkins Exploration oil and gas limited partnerships. To effect the consolidation, the Company extended an exchange offer to the stockholders of Equity Compressors and the partners of the limited partnerships. Following approval by a majority in interest of the limited partners in each of the ten limited partnerships, the Company acquired the assets and assumed the liabilities of the partnerships and acquired the stock of Equity Compressors, all in exchange for common stock of the Company, and commenced operations on December 29, 1989.

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

         During March 1995, the Board of Directors of Equity Compressors, Mid-South and Owens each approved the formal merger of Mid-South and Owens with and into Equity Compressors. The companies merged their operations under the Equity Compressors name as of January 1, 1995. Currently, the businesses of Equity Compressors include leasing, direct sales and remanufacturing services of various types of gas compression equipment. At December 31, 1996, Equity Compressors owned 411 gas compression units with a total of approximately 47,000 horsepower.

         During December 1996, the shareholders of the Company approved an increase in the number of authorized shares of common stock enabling the Company to sell 8 million shares of common stock and 8 million contingent warrants for a total cash consideration of $4.4 million to HACL, Ltd., a Dallas-based investment group. Additionally, shareholders voted to change the name of the Company to Equity Compression Services Corporation.

         The Company is also engaged in the production of natural gas and oil through its ownership in 72 producing wells. At December 31, 1996, these properties were estimated to have proved reserves of 4,989,186 thousand cubic feet ("Mcf") of natural gas and 930,473 barrels of oil of which 4,717,275 Mcf and 930,473 barrels of oil are proved developed. Natural gas reserves constituted approximately 47% of the Company's proved developed reserve base on a "gas equivalent" basis (converting each barrel of oil to 6 Mcf of natural gas, representing the estimated relative energy content of oil and natural gas), and crude oil makes up 53% of the total proved reserve base.

         The primary business plan of the Company is growth within the compression sector of the natural gas industry. The Company plans to expand its activities in the compression service sector by expanding its existing compressor fleet into larger horsepower equipment and utilizing the relationships established among its expanded board of directors with large independents and natural gas gathering and processing companies to gain entry to that sector of the compression market. Service and sales growth will be pursued along the same approach. Oil and gas property acquisitions will be pursued only if they complement compression opportunities.

         The Company had 87 employees at year-end 1996. Its principal executive offices are maintained at Twenty East Fifth Street, Suite 1500, Tulsa, Oklahoma 74103.

GAS COMPRESSION OPERATIONS
--------------------------

         GENERAL. The Company conducts its compressor operations through Equity Compressors, Inc., its wholly owned subsidiary. Equity Compressors, Inc. currently operates facilities in Oklahoma City, Oklahoma, Columbia and Hamilton, Mississippi and Kilgore, Texas.

         Within the continental U.S. there are over 250,000 gas wells with annual production in excess of 18 trillion cubic feet of natural gas. A very large portion of these wells are located in the seven state area of the Company's compression operations. The ages of these wells range from a few days to decades. The age of a gas well usually affects its need for compression. A gas well has a natural flowing pressure which may or may not be adequate to overcome the pipeline pressure at the point where the gas is introduced into a gathering system or transmission pipeline. If the flowing pressure of the gas is not adequate to overcome the pipeline pressure, it is not physically possible to produce or transport the gas. Gas compression is used to overcome this problem by boosting the flowing pressure of the gas. Theoretically, all gas wells will eventually need compression to boost natural well flowing pressure to exceed pipeline pressure. Historically, gas compressors have generally been purchased and operated by gas producers and gas transporters. However, over the last several years, these same groups have also used equipment leasing as an accepted means of providing for their gas compression needs.

         EQUIPMENT LEASING. At year-end 1996, the Company's rental fleet included 411 compressors located in Alabama, Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. These compressors generally average 113 horsepower in size and their cost as a new unit averages about $75,000. The Company's rental fleet is comprised of used, remanufactured equipment which was acquired at a substantial discount to the cost of comparable new compressor units. The fleet includes engines and compressors of various manufacturers.
The size and configuration of each compressor vary depending on the particular application for which it is utilized. Consideration is given to the differential between the wellhead and pipeline flowing pressures and the volumes of gas delivered from the wellhead.

     The following table sets forth certain data concerning the Company's activity in the acquisition and leasing of compressors:

                                                          DECEMBER
                                               1996     1995    1994     1993
                                              ------   ------  ------   ------
     Number of units.........................    411      448     449      427
     Average utilization rate
       during period.........................     74%      66%     78%      82%
     Equipment horsepower at end
       of period............................. 46,531   48,980  49,208   45,814

     At December 31, 1995, as a result of the highly competitive market for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company identified certain compression equipment (approximately 80 to 100 units) which it intended to dispose of. The sale of these compressors occurred during the third quarter 1996. Proceeds of this sale of equipment were used to acquire other compression equipment more suited to the current marketplace.

     LEASE TERMS. Generally, the Company's compressors are leased to well operators under written lease agreements for periods of six or twelve months. These leases are sometimes renewed at the end of the lease term at which time the rentals and other terms may be renegotiated. Contract leasing rates are generally set as a percentage of the new value of the equipment. The competitive marketplace determines the percentage used in new contracts and in renewals of existing contracts. Once the minimum term has expired, the equipment is leased on a month-to-month basis, with the lessor or the lessee having the right to terminate the contract by giving a thirty-day written notice. The majority of the compressors under lease at December 31, 1996 were on the month-to-month basis.

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

     REMANUFACTURING SERVICES. Remanufacturing services involve the overhaul and rework of equipment owned by third parties. These services are performed under contract with numerous customers, including gas gathering and transmission companies, major oil companies, large independents and small producers to overhaul and rework their gas compression equipment. Generally, the Company prepares a description of the work to be conducted and the parts to be provided. This description is accompanied by an estimate or a fixed bid of the costs to be charged the customer for the overhaul work. In the event additional labor or parts are required once the work is in process, the owner of the unit is contacted regarding the work and additional charges are then agreed on.
Overhaul work is normally guaranteed for a period of ninety days.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS
----------------------------------

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

NATURAL GAS AND OIL OPERATIONS
------------------------------

     GENERAL. The Company acquired interests in natural gas and oil properties by acquiring the assets and assuming the liabilities of ten oil and gas limited partnerships on December 29, 1989 as a result of the exchange offer. The Company continually reviews opportunities to acquire additional producing properties, sells portions of its producing properties and conducts additional development drilling on its properties. The Company is engaged in the production and sale of natural gas, condensate and crude oil from these properties.

     The Company has effective control of operations on 44 of the wells in which it owns an interest. Through the first quarter of 1996, the Company engaged an affiliated company to handle the operations of the wells it controls. During the second quarter of 1996, the Company directly assumed operations of some of its key properties while engaging a contract operator to manage the remainder.

     SIGNIFICANT PROPERTIES. At December 31, 1996, the Company owned oil and gas interests in 72 producing wells, undrilled leasehold interests and related assets located in Arkansas, Kansas, Oklahoma and Texas. Exploration and development efforts have been concentrated in the Anadarko, Arkoma and Permian Basins located in the states listed above. It is expected that the Company will continue to focus on these areas in its future operations.

                                ANADARKO BASIN

     In the Anadarko Basin, the interests owned by the Company consist of 38 gross (15.32 net) wells, of which 21 are controlled by the Company. The properties in this basin contain proved reserves totalling 2,345,462 Mcf of gas and 100,163 barrels of oil and represent approximately 20.08% of the present value of the proved reserves of the Company at December 31, 1996.

                                 ARKOMA BASIN

     In the Arkoma Basin, the interests owned by the Company consist of 18 gross (4.55 net) wells, seven of which are controlled by the Company. The properties in this basin contain proved reserves totalling 2,597,773 Mcf of gas and represent approximately 21.42% of the present value of the proved reserves of the Company as of December 31, 1996.

                                 PERMIAN BASIN

     In the Permian Basin the interest owned by the Company consists of 16 gross (15.88 net) wells, all of which are controlled by the Company. The properties in this basin contain proved reserves totalling 45,951 Mcf of gas and 830,310 barrels of oil and represent approximately 58.50% of the present value of the proved reserves of the Company at December 31, 1996.

     DRILLING ACTIVITIES. During the periods indicated, the Company participated in the drilling of the following development wells:

                            Years Ended December 31,

                           1996         1995        1994
                       Gross  Net   Gross  Net  Gross  Net
                       -----  ----  -----  ---  -----  ----
     Development:
     Productive          4.0   3.0     --   --     --    --
     Non-Productive       --    --     --   --    1.0   .06
                         ---   ---    ---  ---    ---   ---
     Total               4.0   3.0     --   --    1.0   .06

     PRODUCTIVE WELLS. The following table sets forth certain information relating to oil and gas wells which are producing or which are shut in but capable of producing oil and/or gas at December 31, 1996. A "gross" well is any well in which the Company owned an interest while "net" wells equal the sum of the Company's interests in the gross wells.

                               PRODUCTIVE WELLS
                            AS OF DECEMBER 31, 1996

                                   GROSS            NET
                                   -----            ---
               Oil                   22            20.00
               Gas                   50            15.75

          ACREAGE. The following table sets forth the gross and net oil and gas leasehold acreage of the Company as of December 31, 1996. "Gross" acreage refers to any acreage in which the Company owns an interest while "net" acreage refers to the Company's actual proportionate interest in the acreage.

                                    ACREAGE
                            AS OF DECEMBER 31, 1996
                                  Developed
                         Gross Acres           21,498
                         Net Acres              6,493

     PROVED RESERVES. The following table reflects the proved reserves of the Company as estimated by Lee Keeling and Associates, Inc., independent petroleum engineers, at the dates indicated. The increase in Mcf from 1995 to 1996 is partly due to the drilling of two new gas wells which added proved reserves totalling 965,032 Mcf.

                           ESTIMATED PROVED RESERVES
                                (IN THOUSANDS)
                              AS OF DECEMBER 31,

               1996                1995               1994
           ------------       -------------       --------------
           Oil     Gas        Oil     Gas         Oil       Gas
           Bbls    Mcf        Bbls    Mcf         Bbls      Mcf
           ----   -----       ----    -----       ----     -----

           930    4,989       913     3,801        18      2,501

     The following table sets forth the estimated future net revenues from proved reserves of the Company, before deducting the impact of federal and state income taxes, based upon the report of Lee Keeling and Associates, Inc. and the present value thereof. The present value of estimated future net revenues discounted at 10% per annum was prepared using constant prices of approximately $25.18 per barrel of oil and $3.10 per Mcf of gas, which were the average oil and gas prices in effect at December 31, 1996. The 1996 net revenues disclosed below reflect the expenditure of approximately $148,000 related to the Company's proved undeveloped reserves. As of March 14, 1997, the Company's average prices were approximately $21.28 per Bbl of oil and $1.95 per Mcf of gas. Based on these prices the net present value would have totalled approximately $10,600,000.

              ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES
              Estimated Future Net Revenues
              Attributable to Production
              During:
              1997...........................        $ 2,107,109
              1998...........................          3,262,143
              1999...........................          3,042,130
              2000...........................          2,776,698
              2001...........................          2,435,063
              Remainder......................         13,002,256
                                                     -----------

              Total..........................        $26,625,399
                                                     ===========
               Net Present Value
              (discounted at 10% per annum)..        $16,297,582
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

     Approximately 53% of the Company's proved reserves are crude oil on an equivalent unit basis, while the remaining 47% consist of natural gas. Consequently, the financial results of the Company's gas and oil production activities will be affected by positive or negative developments in the pricing of and markets for both natural gas and crude oil. In previous years the Company's proved reserve base consisted primarily of natural gas.

     The Company does not believe that the loss of any of its oil purchasers if replaced would have a material adverse effect on its operations. The loss of a gas purchaser could result in contracts being executed for sales with prices less than those previously in effect or in prolonged production delays. The loss or termination of several gas purchase agreements or purchasers could, if not replaced, adversely affect the Company's financial condition. The marketing of oil and gas by the Company can be affected by a number of factors which are beyond its control, the exact effects of which cannot be accurately predicted.

     OIL AND GAS SALES PRICES AND PRODUCTION COSTS. The following table sets forth the average sales prices per barrel of oil (including condensates and other liquid hydrocarbons) and per Mcf of gas produced and the production expense (including taxes and transportation charges) per equivalent Mcf of gas production and Bbl of oil of the Company for each of the periods indicated.

                   AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                     1996     1995     1994
                                                  ----------------------------
Average Sales Price per Mcf of gas produced         $ 2.36   $ 1.60   $ 1.91
Average Sales Price per barrel of oil produced      $19.32   $17.47   $16.16
Production Costs per MCFE (1)                       $  .73   $  .80   $  .65
Production Cost per BOE (2)                         $ 4.35   $ 4.79   $ 3.91

---------
(1) "MCFE" means equivalent Mcf of natural gas and is determined by converting each barrel of oil to six Mcf of natural gas.
(2) "BOE" means equivalent barrels of oil and is determined by converting six Mcf of natural gas to one barrel of oil.

REGULATIONS
-----------

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

     The Company cannot predict whether other states will adopt similar legislation or rules governing gas production. The effect of the Oklahoma and Texas provisions and any other restrictions, if adopted, could be to decrease allowable production on certain properties and the revenues from gas properties. It is also possible that such legislation and regulations may result in a decrease in natural gas production, which might also have the effect of exerting upward pressure on prices of natural gas, although there can be no assurance that any such increase will occur. However, if such restrictions do result in increased prices of natural gas, they could face challenges in the courts and there can be no assurance as to the outcome of any such challenge, or federal legislation may be enacted to override the effects of state provisions.

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on exploration, development and production operations. Violation of environmental legislation and regulations may result in the imposition of fines or civil or criminal penalties and, in certain circumstances, the entry of an order for the removal, remediation and abatement of the conditions, and the suspension of the activities, giving rise to the violation. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

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

     In December 1992, the FERC issued Order No. 547, which is a blanket certificate of public convenience and necessity pursuant to Section 7 of the NGA and which authorizes any company which is not an interstate natural gas pipeline or an affiliate thereof to make sales for resale at negotiated rates in interstate commerce of any category of gas that is subject to the FERC's NGA jurisdiction. The blanket certificates were effective January 7, 1993, and do not require any further application. There are certain requirements which must be met before an affiliated marketer of an interstate pipeline can avail itself of this certificate.

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

     Commencing in late 1985, the FERC issued a series of orders (Order No. 436, Order No. 500 and related orders), which promulgated regulations designed to create a more competitive, less regulated market for natural gas. These and subsequent regulations have significantly altered the marketing and pricing of gas. Among other things, these regulations (a) require interstate pipelines that elect to transport gas for others under self-implementing authority to provide transportation services to all shippers on a non-discriminatory basis, and (b) permit each existing firm sales customer of any such pipeline to modify over at least a five-year period, its existing purchase obligations. Although the new regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify their existing purchase obligations under these regulations has greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate pipelines is critical to the Company's marketing initiatives.

     In April 1992, (and clarified in August 1992 and finalized in November
1992), the FERC issued Order 636, a complex regulation which has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become transporters only. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules are subject to pending court challenges by numerous parties. In addition, many of the individual pipeline restructurings are the subject of pending appeals, either before the FERC or in the courts.

     As noted, Order 636 is still in the judicial review stage. On October 29, 1996, the United States Court of Appeals for the District of Columbia Circuit denied petitions for rehearing of its earlier decision, United Distribution
                                                        -------------------
Companies v. FERC, 88 F.3d 1105, 1191 (D.C. Cir. 1996), in which the D.C.
-----------------
Circuit upheld most of Order 636. However, the Court remanded to the FERC for further explanation the provisions pertaining to (1) restriction of entitlement to receive no-service to those customers who received bundled firm-sales service on May 18, 1992; (2) the twenty year term-matching cap for the right-of-first refusal mechanism; (3) two aspects of the straight fixed variable rate design mitigation measures; and (4) why, in light of Order 500 and the general cost spreading principles of Order 636, pipelines can pass through all their gas supply realignment ("GSR") transition costs to customers and why interruptible transportation customers should bear 10% of GSR costs.

     The issuance of Order 636, and its future interpretation, as well as the future interpretation and application by FERC of all of the above rules and its broad authority, or of the state and local regulations by the relevant agencies, could affect the terms and availability of transportation services for transportation of natural gas to customers and the prices at which gas can be sold. For instance, as a result of Order 636 a number of interstate pipeline companies have (i) "spun-down" their gathering systems from regulated pipeline transportation companies to unregulated affiliates, (ii) spun-off gathering systems to non-related entities, and/or (iii) "refunctionalized" portions of their pipeline facilities from transmission to gathering. In a May 27, 1994 order and a December 2, 1994 rehearing order, FERC ruled that it generally does not have jurisdiction over gathering facilities absent abuse involving the pipeline-affiliate relationship. However, FERC directed pipelines spinning down or off their gathering systems to include certain Order No. 497 standards of conduct in their tariffs and to enter into continuity of service agreements with existing users or to execute a "default contract" with users with whom they cannot reach agreement, with the default contract to contain a minimum two-year term, use the pipeline gatherer's then current rate (with an appropriate escalator clause) for existing customers for similar service, and contain terms and conditions consistent with those applicable to the pipeline's gathering service. However, in 1996 the United States Court of Appeals for the District of Columbia upheld the FERC's allowing the spinning down of gathering facilities to a non-regulated affiliate, but remanded the FERC's default contract mechanism. On October 31, 1996, four producers, Amoco Energy Trading Corp. (together with its parent, Amoco Production Co.), Anadarko Production Corp., Conoco Inc. and Marathon Oil Co., petitioned the Supreme Court of the United States to review the D.C. Circuit's upholding the FERC's determination not to regulate the gathering systems spun down to affiliates except in circumstances of affiliate abuse. Consequently, the Company cannot reliably predict at this time how regulation will ultimately impact the Company's natural gas operations.

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

EMPLOYEES
---------

     At December 31, 1996, Equity Compression Services had 79 full time employees and 8 part time employees. The Company has 78 employees in its gas compression operations, one employee in its oil and gas operations and 8 employees in its general corporate area. None of these employees are represented by a union or labor organization. The Company considers its relations with these employees to be satisfactory.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 19, 1996, the Company held a special meeting of its stockholders to consider and vote on proposals to (i) amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20,000,000 shares to 40,000,000 shares, and (ii) amend the Company's Certificate of Incorporation to change the name of the Company to "Equity Compression Services Corporation". Both proposals were approved by the Company's stockholders at the special meeting. Set forth below is certain information with respect to the voting on the proposals.

     Proposal to increase the number of shares of authorized Common Stock:

                                                   FOR     AGAINST   ABSTAIN
Number of Shares                                7,836,048   81,147    4,845

     Proposal to change the name of the Company:

                                                   FOR     AGAINST   ABSTAIN
Number of Shares                                7,831,044   84,793    6,203

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its discretion.

     NAME                      AGE           POSITION
     ----                      ---           --------

     Richard D. Brannon        38            Chairman of the Board

     Matthew S. Ramsey         42            Chief Executive Officer/
                                             President

     Jack D. Brannon           40            Senior Vice President/
                                             Chief Financial Officer

     Frank W. Gagliardi        39            Vice President

     The following is a brief description of the business background of each of the executive officers of the Company.

     Mr. Brannon has served as Chairman of the Board since December 19, 1996. Mr. Brannon is President of Brannon Oil & Gas, Inc., an independent energy investment company. Mr. Brannon is an investor in oil and gas production, natural gas pipelines, real estate and equity investments. Mr. Brannon served as director of Cornerstone Natural Gas, Inc., a natural gas pipeline and processing company, until its sale to El Paso Natural Gas company in 1996. Mr. Brannon also previously served as an Advisory Board member to First Interstate Bank, Fort Worth. Mr. Brannon has a B.S. degree in Petroleum Engineering from the University of Texas and is a Certified Professional Engineer.

     Mr. Ramsey has served as Chief Executive Officer since December 19, 1996. Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company, from 1990 to 1996. From 1990 to 1996, he was employed by Torch Energy Advisors Incorporated, a company providing management and operations services to energy companies including Nuevo Energy Company, last serving as a director and Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Prior to joining Torch Energy, Mr. Ramsey was self-employed for eleven years. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School's Advanced Management Program. He is licensed to practice law in the State of Texas.

     Mr. Jack Brannon has served as Senior Vice President and Chief Financial Officer since January 1, 1997. Previously, he was employed by BOK Capital Services Corporation as Senior Vice President (1994 -1996) and its affiliate, Bank of Oklahoma, N.C., as Vice President, Energy Group (1984 - 1996). He holds three degrees from the University of Texas, Austin: a B.S. with honors in Zoology (1978), an M.A. in Population Biology (1980) and an M.B.A. (1984).

     Mr. Gagliardi has served as Vice President since January 1996 and has been with the Company since 1989 serving as Senior Exploration Geologist. He was employed by Hawkins Oil & Gas, Inc. as Senior Exploration Geologist (1981 to
1989). Previously, he was employed with Boomer Drilling Company, Nowata, Oklahoma, as an Exploration-Development Geologist (1980 to 1981) and with Exploration Logging, Inc., Houston, Texas as a Wellsite Geologist (1979 to
1980). He holds a B.S. Degree in Geology (1979) from Edinboro University, Edinboro, Pennsylvania and a M.S. Degree in Environmental Engineering from Oklahoma State University (1995). Mr. Gagliardi is a Certified Petroleum Geologist.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS AND
         SELECTED FINANCIAL DATA

     As of March 1, 1997, the Company had approximately 1,400 holders of record of its Common Stock. The Company's stock is quoted on the NASDAQ Small Cap Market under the symbol "EQCS". The table below reflects the high and low bid prices per share of the Company`s common stock for each calendar quarter during 1996 and 1995 as quoted by NASDAQ. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                               1996                   1995
                         ---------------        ---------------
            QUARTER      HIGH       LOW         HIGH       LOW
            -------      -----     -----        -----     -----

            First         9/16     13/32          5/8       3/8

            Second       13/16     13/32         9/16      7/16

            Third        13/16      9/16        11/16     15/32

            Fourth       1 7/8     19/32          5/8     15/32

     The Company has not paid any cash dividends on shares of its Common Stock since its organization and currently intends to continue its policy of retaining earnings, if any, for the Company's operations. The Company is prohibited by certain loan agreement provisions from paying dividends.

                            SELECTED FINANCIAL DATA

     Certain selected financial data is presented for each of the five years ended December 31.

                               1996      1995        1994      1993    1992
                             --------  ---------   --------   ------- -------
                            (In thousands of dollars except per share amounts)
     Total revenues          $ 9,443  $ 9,943     $13,676    $ 8,978  $4,274
     Net income (loss)          (160)  (1,438)(1)   1,049(2)     288      20
     Income (loss) per
       common share             (.01)    (.11)        .08        .03     .01
     Total assets             25,810   26,041      27,914     26,357   7,541
     Long-term debt:
       Current portion           177      682       2,263        570   1,925
       Long-term portion       5,362    9,000       6,967      5,666      --
     Obligation under capital
       lease                      --       --          --      3,220      --

(1) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.
(2)  Includes gain on sale of oil and gas properties of $1,880,000.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During December 1996, the Company sold 8 million shares of common stock and 8 million contingent warrants for a total cash consideration of $4.4 million to HACL, Ltd., a Dallas based investment group. The Company's board was expanded to include five members of the HACL group. Matthew S. Ramsey, a member of the HACL group, joined the Company in December as Chief Executive Officer. Jack D. Brannon joined the Company on January 1, 1997 as Chief Financial Officer. The Company utilized the proceeds from the HACL stock purchase to reduce its bank borrowings. At year-end, the Company had available borrowing capacity under its existing bank credit facility of approximately $3.8 million.

     The Company reported a net loss of $160,000 in 1996 due principally to a loss on sale from the third quarter auction of idle compression equipment and the severance costs associated with the resignation of certain senior management following the HACL, Ltd. transaction in December. During 1996, the company sold by auction a group of compressors and other equipment which had been idle in the fleet in excess of 12 months which resulted in a loss on sale of $372,000. Additionally, certain of these compressors had been identified and written down in the prior year. Certain management of the Company elected to resign their respective positions following the HACL, Ltd. transaction in December. The cash costs associated with their collective severance packages totaled $237,500.

     In 1997, the Company is focused on expansion of its compressor leasing operation through more efficient utilization of its existing compressor fleet as well as from fleet additions through both individual unit acquisitions for identified leasing opportunities and the acquisition of other rental fleets and rental companies.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     In March 1997, the Company received and accepted a formal bank commitment to refinance its existing bank credit facility to increase the amounts available for new investment and working capital. The debt is structured as a two year revolving line of credit with a $20 million maximum commitment (previous commitment was $12 million) and has an initial borrowing base of $12.5 million. Under the terms of the credit agreement, the outstanding balance at the revolving period's maturity will be converted to a term note payable over 60 months. The credit agreement contains a variety of covenants and a material adverse change clause. The covenants require the Company to maintain certain ratios, prohibit the payment of cash dividends and establish maximum annual capital expenditures. The debt is collateralized by substantially all the assets of the company. At March 14, 1997, the Company had utilized $7.3 million of its credit line.

     Net cash provided by operating activities increased to $3.1 million in 1996 from $1 million primarily due to decreased levels of accounts and notes receivable. Net cash used in investing activities increased to $3.4 million in 1996 from $1.5 million in 1995, due to increased acquisitions of compressor equipment in 1996. Net cash provided by financing activities was $116,000 in 1996 and decreased from $498,000 in 1995, as proceeds from stock issuance were used to pay down debt. At December 31, 1996 the Company had current assets of approximately $2.8 million and current liabilities of $2 million. The Company anticipates that 1997 cash flow from operations, as well as the credit line will be sufficient to fund the Company's working capital and capital expenditure needs.

RESULTS OF OPERATIONS
---------------------

1996 VERSUS 1995

     In 1996, compressor rental revenue decreased $357,000 from 1995 primarily as a result of the Company's decision to remove approximately 50 compressor units from it rental fleet at the end of 1995. The overall compressor utilization rate increased in December 1996 to 74% from 66% in December 1995, generally, as a result of the sale of approximately 50 of the Company's idle compression units at auction during the third quarter of 1996. Revenues from compressor sales and remanufacturing services decreased $434,000 or 27% in 1996 from 1995. Gross profit of $284,000 in 1996 decreased from $518,000 during 1995. The profit margins on compressor sales and remanufacturing decreased to 24% in 1996 from 32% in 1995.

     Due to the Company's effort to minimize operating costs, compressor operating costs incurred on rental units decreased 26%. Compressor operating costs were 41% and 52% of related revenues for the years ended December 31, 1996 and 1995, respectively. This percentage decrease is related to lower operating costs on newly leased compressors.

     Revenues from the sale of oil and gas increased by $291,000 or 19% in 1996 from 1995, reflecting the increase in the average sales price per Mcf of gas of 48% from $1.60 per Mcf in 1995 to $2.36 in 1996 and the increase in the average sales price per Bbl of oil of 11% from $17.47 in 1995 to $19.32 in 1996. Oil and gas operating costs for 1996 were 17% lower than for 1995, primarily due to lower overhead costs on outside operated wells.

     At December 31, 1996, the Company had oil price swaps related to its production and sale of oil which provided the Company a minimum price of $18.00 per Bbl and a maximum price of $22.90 per Bbl for 2,000 Bbls per month for the months of October 1996 through September of 1997. The swaps are accounted for as hedges of the Company's oil sales.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1996 expense related to oil and gas properties is 21% lower than 1995, due to lower production volumes and an upward revision of reserves estimates. Depreciation of the compressor fleet decreased 4% in 1996 from 1995 primarily as a result of the decrease in the Company's compressor fleet.

     At December 31, 1995, associated with the highly competitive marketplace for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company identified certain equipment which it intended to dispose of. Accordingly, the book value of the equipment was reduced to its estimated fair value of approximately $800,000, resulting in a provision to reduce the carrying value of the equipment of $1,790,000. These and certain other equipment were disposed of in 1996, generating proceeds of approximately $724,000 and resulting in an additional loss of $437,000. For the year ended December 31, 1995, these compressors generated revenues of approximately $338,000 and depreciation expense of $246,000. The Company used the proceeds of this sale of equipment to acquire other compression equipment more suited to the current marketplace.

     General and administrative expense increased $230,000 or 12%, generally due to termination benefits accrued at year-end associated with certain changes in management of the Company.

     Interest expense decreased by $116,000 in 1996 compared to 1995 as a result of lower debt balances in 1996.

1995 VERSUS 1994

     In 1995, compressor rental revenue decreased $904,000 from 1994. The overall compressor utilization rate decreased in December 1995 to 66% from 78% in December 1994, generally, as a result of lagging demand resulting from the deterioration in gas prices and increased competition from larger rental companies. Revenues from compressor sales and remanufacturing services decreased $598,000 or 27% in 1995 from 1994, also as a result of these market conditions. However, the gross profit of $518,000 in 1995 was about the same as the $522,000 realized during 1994. The profit margins on compressor sales and remanufacturing increased to 32% in 1995 from 24% in 1994.

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

     Revenues from the sale of oil and gas decreased by $320,000 or 17% in 1995 from 1994, reflecting the sale of properties at year-end 1994 and a decrease in the average sales price per Mcf of gas of 16% from $1.91 per Mcf in 1994 to $1.60 in 1995. The decline in oil and gas revenue was offset somewhat by $65,040 received by the Company from a financial hedge which provided a price floor of $2.00 per Mcf on approximately 50% of the Company's production since May 1994. This price hedge expired in April 1995. Oil and gas operating costs for 1995 were 2% lower than for 1994, primarily due to lower production due to the 1994 property sale, partially offset by initial one-time costs incurred on acquisitions of new properties during early 1995.

     Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1995 expense related to oil and gas properties is 31% less than 1994, due to lower production and the effect of property acquisitions in 1995. Depreciation of the compressor fleet increased 1% in 1995 from 1994 due to acquisitions of equipment.

     At December 31, 1995, associated with the highly competitive marketplace for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company identified certain equipment which it disposed of. Accordingly, the book value of the equipment was reduced to its estimated fair value of approximately $800,000, resulting in a provision to reduce the carrying value of the equipment of $1,790,000.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS
                                           ------------------
128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

EFFECTS OF INFLATION
--------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this item with respect to the Company's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        3.1   Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 (S.E.C. File No.
              333-23925), which Exhibit is incorporated herein by reference thereto.
        3.2   Amendment to Certificate of Incorporation. Previously filed as
              Exhibit 3.2 to the Company's Registration Statement on Form S-8
              (S.E.C. File No. 333-23925), which Exhibit is incorporated herein by reference thereto.
        3.3   By-Laws. Previously filed as Exhibit 3.5 to the Company's
              Registration Statement on Form S-4 (S.E.C. File No. 33-30686),
              which Exhibit is incorporated herein by reference thereto.
        10.1  Equity Compressors Leasing 1990 Limited Partnership dated July 31,
              1990 between Equity Compressors, Inc. and Limited Partners.
              Previously filed as Exhibit 10.4 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1991, which Exhibit is incorporated herein by reference thereto.
        10.2  Employment Agreement dated as of June 11, 1993, between Don E.
              Smith and Mid-South Compressors, Inc. Previously filed as Exhibit
              10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993, which Exhibit is incorporated herein by reference thereto. (2)
        10.3  Amended and Restated Employee Stock Option Plan. Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8
              (S.E.C. File No. 333-23925), which Exhibit is incorporated herein by reference thereto. (2)
        10.4  Hawkins Energy Corporation 1994 Directors Stock Option Plan.
              Previously filed as Exhibit 10.8 to the Company's Annual Report on
              Form 10-KSB for the year ended December 31, 1994, which Exhibit is incorporated herein by reference thereto. (2)
        10.5  Hawkins Energy Corporation 401(k) Plans. Previously filed as
              Exhibit 4(c) to the Company's Registration Statement on Form S-8
              (S.E.C. File No. 33-74640), which Exhibit is incorporated herein by reference thereto. (2)
        10.6  Hawkins Energy Corporation Revolving Credit and Term Loan
              Agreement dated September 1, 1995. Previously filed as Exhibit
              10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, which Exhibit is incorporated herein by reference thereto.
        10.7  Hawkins Energy Corporation Director Stock Plan. Previously filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8
              (S.E.C. File No. 333-23925), which Exhibit is incorporated herein by reference thereto. (2)
        21.1  Subsidiaries of the Registrant.  (1)
        23.1  Consent of Independent Accountants.  (1)
        23.2  Consent of Independent Petroleum Engineers.  (1)
        27    Financial Data Schedule.  (1)
        ____________________
            (1) Filed herewith.
            (2) Management contract or agreement.

   (b)  Reports on Form 8-K
        -------------------

No reports on Form 8-K were filed for the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EQUITY COMPRESSION SERVICES CORPORATION

DATE:  March 25, 1997         By: /s/ Matthew S. Ramsey
                                 ----------------------------------------------
                                      Matthew S. Ramsey,
                                        Chief Executive Officer, President

                              By: /s/ Jack D. Brannon
                                 ----------------------------------------------
                                      Jack D. Brannon,
                                        Senior Vice President,
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE:  March 25, 1997


/s/ Richard D. Brannon                      Chairman of the Board and Director
----------------------------------
    RICHARD D. BRANNON


/s/ Matthew S. Ramsey                       Chief Executive Officer, President
----------------------------------           and Director
    MATTHEW S. RAMSEY


/s/ Thomas F. Ostrye                        Director
----------------------------------
    THOMAS F. OSTRYE


/s/ Clifford S. Lewis                       Director
----------------------------------
    CLIFFORD S. LEWIS


/s/ Charles M. Butler, III                  Director
----------------------------------
    CHARLES M. BUTLER, III


/s/ Ray C. Davis                            Director
----------------------------------
    RAY C. DAVIS


/s/ Don E. Smith                            Director
----------------------------------
    DON E. SMITH


/s/ Kelcy L. Warren                         Director
----------------------------------
    KELCY L. WARREN


/s/ Jon P. Stephenson                       Director
----------------------------------
    JON P. STEPHENSON

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

     Consolidated statements of operations.......................   F-4

     Consolidated statements of changes in stockholders' equity..   F-5

     Consolidated statements of cash flows.......................   F-6

     Notes to consolidated financial statements..................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Equity Compression Services Corporation


     We have audited the consolidated balance sheets of Equity Compression Services Corporation ("the Company") at December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the Consolidated Financial Statements, in 1995 the Company changed its method of accounting for long-lived assets.



                                                COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 25, 1997

                    EQUITY COMPRESSION SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                                  ----------------------
                                                    1996           1995
                                                  -------        -------
                                                      (In thousands)
Current Assets:
 Cash and cash equivalents....................... $    10        $   177
 Accounts receivable, less allowance for
  doubtful accounts of $76 and $25 in 1996
  and 1995, respectively.........................   1,220          1,377
 Accounts receivable -- related party............      25             25
 Notes receivable................................       6            262
 Income tax receivable...........................      --             58
 Compressors and compressor parts inventory......   1,476          1,458
 Other...........................................      46            121
                                                  -------        -------
  Total current assets...........................   2,783          3,478
                                                  -------        -------

Property and Equipment, net (Note 4).............  22,280         21,399
                                                  -------        -------

Goodwill and other intangibles, net of
 amortization of $1,742 in 1996 and $1,690
 in 1995.........................................     742            794
Notes receivable.................................      --            315
Other assets, net................................       5             55
                                                  -------        -------
Total Assets..................................... $25,810        $26,041
                                                  =======        =======

Current Liabilities:
 Current portion of long-term debt............... $   177        $   682
 Accounts payable and accrued liabilities........   1,806          1,778
 Accounts payable - affiliate....................      --             88
 Income tax payable..............................      13             --
                                                  -------        -------
  Total current liabilities......................   1,996          2,548

Long-term debt...................................   5,362          9,000
Deferred income taxes............................   3,566          3,697
Other............................................      89             98
                                                  -------        -------
Total Liabilities................................  11,013         15,343
                                                  -------        -------

Commitments (Note 9)

Stockholders' Equity:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued.................      --             --
 Common stock, $.01 par value, 40,000,000
  shares authorized, 21,049,235 and 13,049,235
  shares issued and 21,040,168 and 12,961,968
  outstanding in 1996 and 1995, respectively.....     210            130
 Additional paid-in capital......................  17,692         12,114
 Retained earnings (deficit).....................  (1,656)        (1,448)
 Treasury stock, at cost (9,067 and 87,267
  shares in 1996 and 1995, respectively).........      (9)           (98)
 Deferred expense - contingent warrants.......... $(1,440)            --
                                                  -------        -------
Total stockholders' equity.......................  14,797         10,698
                                                  -------        -------
Total Liabilities and Stockholders' Equity....... $25,810        $26,041
                                                  =======        =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    EQUITY COMPRESSION SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1996       1995      1994
                                              -------    -------    -------
                                                (In thousands, except for
                                                    per share amounts)
Revenues:
  Oil and gas sales.......................... $ 1,821    $ 1,530    $ 1,850
   Compressor sales and remanufacturing......   1,177      1,611      2,209
   Compressor rentals and service fees.......   6,445      6,802      7,706
   Gain on sale of oil and gas properties
     (Note 4)................................      --         --      1,880
   Gain on sale of assets....................      --         --         31
                                              -------    -------    -------
     Total revenues..........................   9,443      9,943     13,676
                                              -------    -------    -------

Operating Expenses:
   Operating costs-oil and gas...............     516        621        636
   Cost of compressor sales and
    remanufacturing..........................     894      1,093      1,687
   Operating costs-compressors...............   2,643      3,558      3,687
   Depreciation, depletion and amortization..   2,096      2,253      2,368
   Provision to reduce the carrying value
     of compressor equipment (Note 3)........      --      1,790         --
   Loss on sale of assets....................     437         23         --
   General and administrative................   2,080      1,850      2,590
   Amortization of intangibles...............     105         73        106
   Other.....................................      --         31         91
                                              -------    -------    -------
    Total expenses..........................    8,771     11,292     11,165
                                              -------    -------    -------

 Income (loss) from operations...............     672     (1,349)     2,511
                                              -------    -------    -------
 Other income (expense):
   Interest and other income.................      26        102         79
   Interest expense..........................    (927)    (1,043)      (842)
                                              -------    -------    -------
                                                 (901)      (941)      (763)
                                              -------    -------    -------

Income (loss) before income taxes............    (229)    (2,290)     1,748

Income tax benefit (expense).................      69        852       (699)
                                              -------    -------    -------

Net income (loss)............................ $  (160)   $(1,438)   $ 1,049
                                              =======    =======    =======

Income (loss) per common share..............  $  (.01)   $  (.11)      $.08
                                              =======    =======    =======

 Weighted average number of
  shares outstanding.........................  13,687     12,931     12,826
                                              =======    =======    =======

                       The accompanying notes are an integral part of the
                              consolidated financial statements.

                    EQUITY COMPRESSION SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                                   DEFERRED
                                              ADDITIONAL    RETAINED               EXPENSE--
                                     COMMON    PAID IN      EARNINGS   TREASURY    CONTINGENT
                                     STOCK     CAPITAL     (DEFICIT)    STOCK      WARRANTS      TOTAL
                                     -----    -------      ---------   --------   ----------    -------
Balances, December 31, 1993           $130    $12,105       $  (997)    $(260)      $    --     $10,978

  Sale of treasury stock                --          9            --        54            --          63
    (63,994 shares)

  Net Income                            --         --         1,049        --            --       1,049
                                      ----    -------       -------     -----       -------     -------

Balances, December 31, 1994           $130    $12,114       $    52     $(206)      $    --     $12,090
                                      ----    -------       -------     -----       -------     -------

  Sale of treasury stock
    (99,400 shares)                     --         --           (62)      108            --          46

  Net Loss                              --         --        (1,438)       --            --      (1,438)
                                      ----    -------       -------     -----       -------     -------

Balances, December 31, 1995           $130    $12,114       $(1,448)    $ (98)      $    --     $10,698
                                      ----    -------       -------     -----       -------     -------

  Sale of stock
    (8,000,000 shares)                  80      4,138            --        --            --       4,218

  Issuance of contingent warrants       --      1,440            --        --        (1,440)         --

  Sale of treasury stock
    (78,200 shares)                     --         --           (48)       89            --          41

  Net loss                              --         --          (160)       --            --        (160)
                                      ----    -------       -------     -----       -------     -------

Balances, December 31, 1996           $210    $17,692       $(1,656)    $  (9)      $(1,440)    $14,797
                                      ====    =======       =======     =====       =======     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    EQUITY COMPRESSION SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                         (In thousands)
Cash flows from operating activities
  Net income (loss)............................   $  (160)  $(1,438)  $ 1,049
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depletion, depreciation, and
        amortization...........................     2,201     2,326     2,474
     Provision to reduce the carrying
        value of compressor equipment..........        --     1,790        --
     Deferred taxes............................      (131)     (958)      567
     (Gain) loss on sale of assets.............       437        23    (1,911)
Changes in operating assets and liabilities:
      Accounts receivable......................       106      (564)      618
      Allowance for doubtful accounts..........        51        52        69
      Note receivable..........................       571        98       216
      Compressors and parts inventory..........       (18)     (234)       97
      Accounts payable and accrued
       liabilities.............................       (47)       25        13
      Other....................................       124       (72)      149
                                                  -------   -------   -------
        Net cash provided by operating
        activities.............................     3,134     1,048     3,341
                                                  -------   -------   -------

Cash flows from investing activities:
  Additions to oil and gas
    properties.................................      (732)   (2,534)     (222)
  Proceeds from disposition of oil
    and gas properties.........................       174        --     2,499
  Acquisitions of compressor and other
    equipment..................................    (3,580)   (1,753)   (3,092)
  Proceeds from sale of compressor
     and other equipment.......................       724       291       170
  Cash held for reinvestment in
    oil and gas properties.....................        --     2,513    (2,513)
  Increase in goodwill and
    other assets...............................        (3)       (1)      (23)
                                                  -------   -------   -------
        Net cash used in investing activities..    (3,417)   (1,484)   (3,181)
                                                  -------   -------   -------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    EQUITY COMPRESSION SERVICES CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                         (In thousands)
Cash flows from financing activities:
  Sale of treasury stock.......................   $     41  $    46   $    63
  Purchase of common stock subject
    to repurchase..............................         --       --       (23)
  Payments of capital lease obligations........         --       --    (3,099)
  Proceeds of long-term debt...................      6,752    1,804     6,797
  Payments on long-term debt...................    (10,895)  (1,352)   (3,803)
  Proceeds of stock issuance...................      4,218       --        --
                                                  --------  -------   -------
      Net cash provided by (used in)
         financing activities..................        116      498       (65)
                                                  --------  -------   -------

Net increase (decrease) in cash
  and cash equivalents.........................       (167)      62        95

Cash and cash equivalents,
  beginning of year............................        177      115        20
                                                  --------  -------   -------

Cash and cash equivalents,
  end of year..................................   $     10  $   177   $   115
                                                  ========  =======   =======

Supplemental disclosure of cash
  flow information:
  Interest paid................................   $    947  $   952   $   759
                                                  ========  =======   =======
  Income taxes paid............................   $     48  $   170   $   376
                                                  ========  =======   =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    EQUITY COMPRESSION SERVICES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Equity Compression Services Corporation (the "Company") formerly Hawkins Energy Corporation is engaged in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions have been eliminated.

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

Compressors and Compressor Parts Inventory

     Compressors and compressor parts are carried at the lower of cost or market, using specific identification of costs and weighted average costs, respectively. At December 31, compressor and compressor parts inventory consisted of:

                                         1996           1995
                                        ------         ------
                                            (In thousands)
     Compressor Work in Progress        $  335        $   326
     Cylinders                              99            281
     Parts and Supplies                  1,042            851
                                        ------          -----

                                        $1,476        $ 1,458
                                        ======          =====

Oil and Gas Operations

     The Company accounts for its oil and gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized using the units-of-production method based on proved oil and gas reserves. The Company's oil and gas reserves are estimated annually by independent petroleum engineers. The depreciation, depletion and amortization rates were $.37, $.43 and $.48 per equivalent Mcf produced in 1996, 1995 and 1994, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. Changes in reserve estimates or a decline in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties. (See Note 11)

     Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved (see Note 4). Since all of the Company's oil and gas properties are located in the United States, a single cost center is used.

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

     In the fourth quarter of 1995, the Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long Lived Assets to be Disposed Of." This standard requires that long-lived assets be evaluated for impairment whenever events or changes and circumstances indicate that the carrying value of an asset may not be recoverable. Assets determined to be impaired based on estimated future net cash flows are reduced to estimated fair value. Changes in such estimates could cause the Company to reduce the carrying value of its property and equipment and goodwill.

Goodwill and Other Intangibles

     Goodwill is amortized using the straight-line method over the estimated benefit periods of twenty-four to thirty years. Noncompete agreements are amortized using the straight-line method over the life of the agreement of seven years.

Gas Balancing

     The Company accounts for oil and gas revenue on the sales method--recording revenues earned when gas is delivered. During such times as the Company's sales of gas exceeds its percentage ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Company's share of total estimated reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1996, based on the year-end price of $3.10, the Company estimates its balancing position to be approximately $59,000 on underproduced properties and $413,000 on overproduced properties. The Company's policy is to record lease operating costs from all wells to correspond with the related recognition of revenue.

Income Taxes

     The Company uses the liability method of accounting for income taxes. This method requires the measurement of deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not included in the measurement. Deferred tax liabilities primarily result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes. Income tax benefit or expense is the tax payable for the current year and the change during that year in deferred tax assets and liabilities.

Stock Based Compensation

     The Company applies APB Opinion 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1996, 1995 and 1994, no compensation expense has been recognized. As allowed by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation", the Company has disclosed the pro forma effects of recording compensation for such option grants based on fair value in Note 7 to the financial statements.

Financial Instruments and Concentration of Credit Risk

     At December 31, 1996, the Company had oil price swaps related to its production and sale of oil which provided the Company a minimum price of $18.00 per Bbl and a maximum price of $22.90 per Bbl for 2,000

Bbls per month for the months of October 1996 through September of 1997. The swaps are accounted for as hedges of the Company's oil sales. Gains or losses resulting from these swaps are recognized in the consolidated statement of operations and included in operating cash flows in the same period as the associated sale of oil.

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of oil and gas companies. The Company generally does not require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

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

Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS
                                           ------------------
128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

NOTE 2  SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

     Effective December 19, 1996, the Company sold to a private investment group
(HACL) 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, will entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company has reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in-capital. The fair value of the contingent warrants has been estimated by an independent valuation firm to be $1,440,000, which has been reflected as a deferred expense and an increase in additional paid in capital. The deferred expense associated with the warrants will be recognized as HACL performs services resulting in the vesting of the warrants.

NOTE 3  PROVISION TO REDUCE THE CARRYING VALUE OF COMPRESSOR EQUIPMENT

     At December 31, 1995, associated with the highly competitive marketplace for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company identified certain equipment which it intended to dispose of. Accordingly, the book value of the equipment was reduced to its estimated fair value of approximately $800,000, resulting in a provision to reduce the carrying value of the equipment of $1,790,000. Certain of these compressors were disposed of in the third quarter of 1996, resulting in an additional loss of $372,000. For the year ended December 31, 1995, these compressors generated revenues of approximately $338,000 and depreciation expense of $246,000.

NOTE 4  PROPERTY AND EQUIPMENT

                                                       1996            1995
                                                     -------          -------
                                                          (In thousands)

Land and building................................    $   307          $   299
Oil and gas properties, on the full cost method..     35,102           34,544
Compressor equipment.............................     23,489           22,110
Other equipment..................................        479              469
                                                     -------          -------
                                                      59,377           57,422
Less accumulated depreciation, depletion and
 amortization....................................     37,097           36,023
                                                     -------          -------
Net property and equipment.......................    $22,280          $21,399
                                                     =======          =======

     On January 1, 1996, the Company sold interests in certain wells receiving $157,300 for the well interests and related production equipment. The proceeds from the sale were placed in trust and utilized by management to purchase oil and gas properties in 1996 resulting in a "like kind exchange" for tax purposes, with the tax gain on sale being deferred.

     On December 30, 1994, the Company sold interests in fifty-seven wells located in the Arkoma Basin of northwest Arkansas. The natural gas reserves attributable to the properties sold represented approximately one-third of the total equivalent natural gas reserves owned by the Company. The Company received $2,513,000 for the well interests and related production equipment and recognized a gain of $1,880,000 on the sale. The proceeds from the sale were utilized to purchase oil and gas properties in early 1995, resulting in a "like kind exchange" for tax purposes, with the gain on sale being deferred for tax purposes.

NOTE 5  LONG-TERM DEBT

Long-term debt consists of the following:

                                                    1996            1995
                                                  -------          -------
                                                       (In thousands)
Note payable to bank at 2% over prime
 (10% at December 31, 1995)(a)(c).............    $   --           $1,086
Revolving line of credit
 (8.25 at December 31, 1996,
 10% at December 31, 1995)(b)(c)..............     5,358            8,274
Note payable to bank at 2.5% over prime
 (10.50% at December 31, 1995)................        --              159
Notes payable, other..........................       181              163
                                                  ------           ------
Total debt....................................     5,539            9,682
Less current portion..........................       177              682
                                                  ------           ------
Total long-term debt..........................    $5,362           $9,000
                                                  ======           ======

-------------------
  (a) In September 1995, the Company finalized an oil and gas loan of $1,225,722 to replace prior loans outstanding. Under the agreement, 34 monthly principal installments of $35,000 commenced September 30, 1995 with a final payment due July 31, 1998. The loan was collateralized by the Company's interest in oil and gas properties. In December 1996, common stock sale proceeds were used to pay the outstanding note balance.

  (b) In March 1997, the Company received and accepted a formal bank commitment to refinance its existing bank credit facility. The debt is structured as a two year revolving line of credit with a $20 million maximum commitment (previous commitment was $12 million) and has an initial borrowing base of $12.5 million. Under the terms of the credit agreement, the outstanding balance at the revolving period's maturity will be converted to a term note payable over 60 months. The credit agreement contains a material adverse change clause. The debt is collateralized by substantially all the assets of the company.

  (c) Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During 1996, the Company was not in compliance with certain covenants of its debt agreements, which were waived by the lender.

     Long-term debt maturities as of December 31, 1996 are $177,000, $3,000, $1,072,000, $1,072,000 and $1,072,000 in 1997, 1998, 1999, 2000 and 2001,
respectively, with a remainder of $2,143,000 due in subsequent years. Based on the interest rates currently available to the Company for borrowings with similar terms and maturities, the long-term debt at December 31, 1996 approximates fair value.

NOTE 6  INCOME TAXES

     Consolidated income tax expense for each of the three years in the period ended December 31, 1996, consists of the following components:

                                        YEAR ENDED DECEMBER 31,
                                      ---------------------------
                                        1996      1995      1994
                                      -------   -------    ------
                                              (In thousands)

Current provision...................    $ 28     $  20      $132
Deferred expense (benefit)..........     (97)     (872)      567
                                        ----     -----      ----

Total income tax expense (benefit)..    $(69)    $(852)     $699
                                        ====     =====      ====

     The Company's effective tax rate on pre-tax income differs from the U.S. federal statutory regular tax rate as follows:

                                        YEAR ENDED DECEMBER 31,
                                      ---------------------------
                                        1996      1995      1994
                                      -------   -------    ------
                                              (In thousands)

U.S. statutory regular tax rate....    (34%)     (34%)      34%
State taxes........................     (4%)      (4%)       4%
Goodwill and other.................      8%        1%        1%
                                       ----      ----      ----
Total..............................    (30%)     (37%)      39%
                                       ====      ====      ====

     Deferred tax assets and liabilities are comprised of the following at December 31, 1996 and 1995:

                                                       1996      1995
                                                       -----     -----
                                                       (In thousands)
Deferred tax assets:
  Allowances for losses........................       $   29    $   10
  Net operating loss carryforward..............        1,219       894
  Alternative minimum tax credit carryforward..          358       335
                                                      ------    ------
    Gross deferred tax assets..................        1,606     1,239
                                                      ------    ------

Deferred tax liabilities:
  Property and equipment -- depreciation,
    depletion and amortization.................        5,172     4,936
                                                      ------    ------
    Gross deferred tax liabilities.............        5,172     4,936
                                                      ------    ------

Net deferred tax liability.....................       $3,566    $3,697
                                                      ======    ======

     At December 31, 1996, the Company had net operating loss carryforwards for regular tax purposes of $3,208,000 which expire in 2009 through 2011. Deferred income taxes of approximately $34,000 were reclassified to current in 1996 to correct certain prior year estimates.

NOTE 7  COMPENSATION PLANS

     EMPLOYEE STOCK OPTION PLAN. On August 8, 1989, the Board of Directors of Hawkins Energy adopted and its stockholders approved the Hawkins Energy Employee Stock Option Plan (the "Stock Option Plan") which became effective on that date. An aggregate of 130,000 shares of common stock were initially available for sale upon exercise of options granted under the Stock Option Plan, provided that the number of shares available for options which may be granted under the Stock Option Plan will automatically be increased without action of the directors or stockholders of Hawkins Energy to an amount equal to (when added to the number of shares of Hawkins Energy Common Stock subject to all other options granted by Hawkins Energy) 8% of the issued and outstanding shares of common stock upon each issuance of shares of common stock occurring after February 28, 1990 (other than issuances of shares upon the exercise of options granted under the Stock Option Plan). The Board of Directors may make authorized but unissued common stock available for the exercise of options or it may utilize shares held in the treasury. The Stock Option Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A. At December 31, 1996, options to acquire 372,500 shares of common stock at a price of $0.50 were outstanding.

     DIRECTOR STOCK OPTION PLANS. On August 8, 1989, the Board of Directors adopted and the stockholders approved the Hawkins Energy Director Stock Option Plan (the "1989 Director Plan") which became effective on that date. An aggregate of 170,000 shares of Hawkins Energy Common Stock are available for sale upon exercise of options granted under the Director Plan. The 1989 Director Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A.

     On May 25, 1994, the Board of Directors adopted and the stockholders approved the 1994 Director Stock Option Plan which became effective on that date. Options to acquire an aggregate of 355,000 shares of Common Stock were initially granted; however, options to acquire 280,000 shares of Common Stock
were surrendered for cancellation in 1996.   At December 31, 1996, options for
75,000 shares at a price of $1.40 were exercisable.   As of December 31, 1996,
no options had been exercised.  These options expire on May 24, 2004.

     On March 27, 1996, the Board of Directors adopted and on May 29, 1996, the stockholders approved the Director Stock Plan, which became effective on the date of its approval by the Company's stockholders. Under the Director Stock Plan, non-qualified stock options may be issued to non-employee directors of the Company. An aggregate of 250,000 shares of common stock are reserved for issuance upon the exercise of options granted under the Director Stock Plan. The Director Stock Plan provided for, effective upon its approval by the Company's stockholders, the automatic grant to eligible directors of an option to purchase either (i) 50,000 shares of Common Stock, if such eligible director had been an employee of the Company at any time, or (ii) 17,500 shares of Common Stock, if such eligible director had never been an employee of the Company. On each anniversary of each eligible director's election to the Board for the term as a director which he or she is currently serving, each such director will be granted an option to purchase 5,000 shares of Common Stock. In addition, upon an eligible director's initial election or appointment to the Board, such director will receive the grant of an option to purchase 10,000 shares of common stock. At December 31, 1996, options to acquire 260,000 shares of common stock at prices ranging from $0.56 to $2.50 were outstanding. As of December 31, 1996, no options issued under the Director Stock Plan had been exercised. The Director Stock Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options", as such term is defined in Internal Revenue Code Section 422A.

     Activity pertaining to the Company's employee and director stock option plans is as follows:

                                                               WEIGHTED
                                              NUMBER           AVERAGE
                                                OF             EXERCISE
                                              SHARES            PRICE
                                              -------          --------
Outstanding at January 1, 1994                185,000           $  2.50
  Granted                                     355,000              1.40
  Exercised                                        --                --
                                             --------           -------

Outstanding at December 31, 1994              540,000           $  1.78
 Granted                                           --                --
 Exercised                                         --                --
 Canceled                                          --                --
                                             --------           -------

Outstanding at December 31, 1995              540,000           $  1.78
 Granted                                      527,500              0.60
 Exercised                                         --                --
 Canceled                                    (420,000)            (1.40)
                                             --------           -------

Outstanding at December 31, 1996              647,500           $  0.82
                                             ========           =======

                              OUTSTANDING OPTIONS

                                             WEIGHTED          WEIGHTED
                              NUMBER          AVERAGE          AVERAGE
               EXERCISE         OF           REMAINING         EXERCISE
                PRICES        SHARES     CONTRACTUAL LIFE*      PRICE
             ------------     -------    -----------------     --------
             $0.50 - 1.00     477,500       39.5 Years          $  0.51
              1.00 - 2.00     125,000       39.5 Years             1.39
                     2.50      45,000       35.0 Years             2.50

     All options were exercisable at December 31, 1996.

   * Upon termination of employment or board service the option term becomes four years from date of termination.

     The Company applies APB Opinion 25 in accounting for its Stock Option Plan and Non-Employee Director's Stock Option Plan. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1996 and 1995. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been as follows:


                                             1996               1995
                                            ------            --------
Net Income (loss) (In thousands):
 As reported                                $(160)            $(1,438)
 Pro forma                                  $(381)            $(1,438)

Earnings (loss) per Share:
 As reported                                $(.01)            $  (.11)
 Pro forma                                  $(.03)            $  (.11)

     The fair value of each option granted is estimated using the Black-Scholes model. The Company's estimated stock volatility was 96% based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 6% in 1996. Expected life was estimated at four years based on prior experience depending on the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1996 was approximately $130,400 under the Employees Stock Option Plan and approximately $91,000 under the Directors Stock Option Plan. No options were granted during 1995.

     EMPLOYEE BENEFIT PLAN. Substantially all of the Company's employees are covered by a defined contribution 401(k) plan adopted in 1991. The Company matches 50% of the employee contributions up to a limit of 4% of employee annual earnings. All matching contributions are made in Company stock. Total expense related to the plan amounted to $41,000 in 1996, $48,000 in 1995 and $55,000 in 1994.

     OTHER. Non-qualified options for 15,000 shares at a price of $2.50 per share were granted to a former employee of the Company in 1990, all of which are currently exercisable with an expiration date of January 2030.

NOTE 8  TRANSACTIONS WITH RELATED PARTIES

     Amounts have been accrued in the years ended December 31 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead as follows: $53,000 in 1996, $135,000 in 1995 and $155,000 in 1994.

     The Company earned compressor rental revenues from an affiliate in the amount of $32,000 in 1996, $104,000 in 1995 and $154,000 in 1994. The Company
earned rental revenues from a related entity of $21,000 in 1996, $67,000 in 1995 and $227,000 in 1994.

NOTE 9  COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to three years. The future revenues to be received under contracts at December 31, 1996 are $653,000 and $43,000 in 1997 and 1998,
respectively.

     The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company has certain other operating leases for other facilities, office equipment and automobiles. Future minimum rental payments under these leases total $117,000, $72,000, $25,000 and $2,000 for 1997, 1998, 1999 and 2000, respectively. The Company's rental expense was $431,000, $400,000 and $318,000 in 1996, 1995 and 1994,
respectively.

NOTE 10                  INDUSTRY SEGMENT INFORMATION
                        OPERATIONS BY INDUSTRY SEGMENT
                                (In thousands)

                                            1996        1995            1994
                                          -------      -------        -------

Revenues:
  Oil and gas.........................    $ 1,821      $ 1,530        $ 3,730(2)
  Compressor operations...............      7,679        8,470         10,039
  Intersegment........................        (57)         (57)           (93)
                                          -------      -------        -------
    Total revenue.....................    $ 9,443      $ 9,943        $13,676
                                          =======      =======        =======

Operating profit(loss)(includes
  depreciation, depletion and
  amortization)
  Oil and gas.........................    $   441      $   (45)       $ 1,540
  Compressor operations...............        231       (1,304)(1)        971
                                          -------      -------        -------
  Total operating profit (loss).......        672       (1,349)         2,511

Interest income.......................         26          102             79
Interest expense......................       (927)      (1,043)          (842)
                                          -------      -------        -------
Income (loss) before income taxes.....    $  (229)     $(2,290)       $ 1,748
                                          =======      =======        =======

Identifiable assets:
  Oil and gas.........................    $ 4,543      $ 4,277        $ 4,023
  Compressor operations...............     21,267       21,764         23,891
                                          -------      -------        -------

  Total identifiable assets...........    $25,810      $26,041        $27,914
                                          =======      =======        =======

Capital expenditures:
  Oil and gas.........................    $   732      $ 2,534        $   222
  Compressor operations...............      3,580        1,753          3,092
                                          -------      -------        -------

  Total capital expenditures..........    $ 4,312      $ 4,287        $ 3,314
                                          =======      =======        =======

Depreciation, depletion and
  amortization:
  Oil and gas.........................    $   310      $   350        $   532
  Compressor operations...............      1,891        1,976          1,942
                                          -------      -------        -------

  Total depreciation, depletion and
    amortization......................    $ 2,201      $ 2,326        $ 2,474
                                          =======      =======        =======

(1) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.
(2)  Includes gain on sale of oil and gas properties of $1,880,000.

NOTE 11  OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)

          Capitalized costs at year-end and costs incurred during the year were as follows:

                                                 1996         1995         1994
                                               -------      -------      -------
                                                       (In thousands)
Capitalized costs:
  Proved properties..........................  $35,102      $34,544      $32,010
  Unproved properties........................       --           --           --
                                               -------      -------      -------
Total........................................   35,102       34,544       32,010

  Less:
    Accumulated depreciation, depletion
      and amortization and provision to
      reduce carrying value..................   31,376       31,115       30,786
                                               -------      -------      -------
        Net capitalized costs................  $ 3,726      $ 3,429      $ 1,224
                                               =======      =======      =======

Costs incurred:
  Proved properties..........................       --        2,534           --
  Development................................      732           --          222
                                               -------      -------      -------

    Total costs incurred.....................  $   732      $ 2,534      $   222
                                               =======      =======      =======

      Results of operations for producing activities were as follows:

                                                 1996         1995         1994
                                               -------      -------      -------
                                                       (In thousands)
Revenues.....................................  $ 1,821      $ 1,530      $ 1,850
Production costs.............................     (516)        (621)        (636)
Depreciation, depletion and amortization.....     (261)        (329)        (477)
Income taxes.................................     (397)        (220)        (280)
                                               -------       ------      -------

Results of operations for producing
  activities (excluding overhead and
  financing costs)...........................  $   647      $   360      $   457
                                               =======      =======      =======

Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved oil and natural gas reserves were as follows:

                                               YEARS ENDED DECEMBER 31,
                                          1996           1995          1994
                                     ------------   ------------   -------------
                                      Oil    Gas     Oil    Gas     Oil    Gas
                                     Bbls    Mcf    Bbls    Mcf    Bbls    Mcf
                                     ----   -----   ----   -----   ----   ------
                                                    (In thousands)
Proved Reserves:
  Beginning of year                   913   3,801     18   2,501     19    4,788
  Revision of estimates                39     604      3     (75)     3      111
  Extensions and discoveries           --     965    631      --     --       --
  Purchase of reserves                  9     144    286   2,000     --       --
  Sales of reserves                    --      --     --      --     --   (1,451)
  Production                          (31)   (525)   (25)   (625)    (4)    (947)
                                      ---   -----    ---   -----   ----   ------
  End of year                         930   4,989    913   3,801     18    2,501
                                      ===   =====    ===   =====   ====   ======

Proved Developed Reserves:            930   4,717    282   3,801     18    2,501
                                      ===   =====    ===   =====   ====   ======

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

          The standardized measure of discounted future net cash flows was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and gas reserves. Future net cash flows as of December 31 are as follows:

                                                 DECEMBER 31,
                                         -----------------------------
                                          1996       1995        1994
                                         -------    -------    -------
                                               (In thousands)

Future cash flows...................   $ 38,897     $22,906    $ 4,414
Production costs....................    (12,124)     (7,745)    (2,145)
Development costs...................       (148)       (576)       (94)
Income tax expense..................     (9,900)     (5,410)      (755)
                                       --------     -------    -------
Future net cash flows...............     16,725       9,175      1,420
10% discount factor.................     (6,487)     (3,759)      (368)
                                       --------     -------    -------
Standardized measure of discounted
  future net cash flows.............   $ 10,238     $ 5,416    $ 1,052
                                       ========     =======    =======

        In early 1997, the oil and natural gas industry has experienced a downturn in prices. The Company's reserves were determined at December 31, 1996 using constant prices of approximately $25.18 per Bbl of oil and $3.10 per MCF of gas. During March 1997, the prices received by the Company fell to approximately $21.28 per Bbl of oil and $1.95 per MCF of natural gas. This decrease in prices would have a significant effect on the SMOG value of the Company's reserves at December 31, 1996.

     The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows.

                                               DECEMBER 31,
                                        ---------------------------
                                         1996      1995       1994
                                        ------    ------     ------
                                              (In thousands)
Standardized measure, beginning
  of year..........................    $ 5,416   $ 1,052    $ 3,032
Sales of oil and gas net of
  production costs.................     (1,305)     (909)    (1,214)
Net changes in prices and
  production costs.................      6,184     1,371     (1,173)
Extensions and discoveries less
  related costs....................      1,454     3,659         --
Purchase of reserves...............        157     2,714         --
Sale of reserves...................         --        --     (1,113)
Revisions of previous estimates....        674        74        135
Accretion of discount..............        524        89        244
Change in income tax expense.......     (2,866)   (2,634)     1,141
                                       -------   -------    -------
Standardized measure, end of year..    $10,238   $ 5,416    $ 1,052
                                       =======   =======    =======

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT                                                               SEQUENTIAL
 NO.      DESCRIPTION                                                 PAGE
-------   -----------                                                 ----

 21.1     Subsidiaries of the Registrant

 23.1     Consent of Independent Accountants

 23.2     Consent of Independent Petroleum Engineers

 27       Financial Data Schedule