Form 10QSB
period 1997-03-31
EQUITY COMPRESSION SERVICES CORP
filed 1997-05-15
CIK 854661

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 MARCH 31, 1997
                               ----------------------------------------------


[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                               -----------------    --------------------

COMMISSION FILE NUMBER      0-18205
                       -----------------


                       EQUITY COMPRESSION SERVICES CORPORATION
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
                             (Issuer's telephone number)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                       ---   ---



       Number of Shares of Common Stock Outstanding on May 8, 1997 - 21,062,668

        Transitional Small Business Format (Check one):    Yes     ;  No  X
                                                               -----     -----

                       EQUITY COMPRESSION SERVICES CORPORATION
                                  TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                                        PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996...............................3

         Consolidated Statements of Operations
           Three Months Ended March 31, 1997 and 1996.........................4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997 and 1996.........................5

         Notes to Consolidated Financial Statements...........................7

Item 2 - Management's Discussion and Analysis of the
           Consolidated Financial Statements..................................8



                                       PART II

OTHER INFORMATION:

    Item 6 - Exhibits and Reports on Form 8-K............................... 10

    Signatures...............................................................11

                       EQUITY COMPRESSION SERVICES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                                MARCH 31,      DECEMBER 31,
                                                  1997            1996
                                                UNAUDITED
                                                ---------      ----------
                                                     (In thousands)
Current Assets:
  Cash and cash equivalents................    $    3              $    10
  Accounts receivable, less allowance for
    doubtful accounts of $84 and $76 in
    1997 and 1996, respectively............     1,279                1,220
  Accounts receivable -- related party.....        --                   25
  Notes receivable.........................         5                    6
  Compressors and compressor parts
    inventory..............................     2,034                1,476
  Other....................................        76                   46
                                               ------              -------
    Total current assets...................     3,397                2,783
                                               ------              -------

Property and equipment, net (Note 2).......    25,342               22,280
                                               ------               ------

Goodwill and other intangibles, net
     of amortization of $1,746 in
     1997 and $1,742 in 1996...............       729                  742
Other assets, net..........................         4                    5
                                              -------              -------
Total Assets...............................   $29,472              $25,810
                                              -------              -------
                                              -------              -------

Current Liabilities:
  Current portion of long-term debt........   $    11              $   177
  Accounts payable and accrued
    liabilities............................     1,959                1,806
  Income tax payable.......................        46                   13
                                              -------              -------
    Total current liabilities..............     2,016                1,996

Long-term debt.............................     8,960                5,362
Deferred income taxes......................     3,557                3,566
Other......................................        89                   89
                                              -------              -------
Total Liabilities..........................    14,622               11,013
                                              -------              -------

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized,
     none issued...........................        --                  --
  Common stock, $.01 par value,
    40,000,000 shares authorized,
     21,049,235 and 21,049,235 shares
     issued and 21,040,168 and 21,040,168
     outstanding in 1997 and 1996,
     respectively..........................       210                  210
  Additional paid-in capital...............    17,683               17,692
  Retained earnings (deficit)..............    (1,594)              (1,656)
  Treasury stock, at cost (9,067 and
     9,067 shares in 1997 and 1996,
     respectively).........................        (9)                  (9)
  Deferred expense - contingent warrants...    (1,440)              (1,440)
                                             --------             --------
Total stockholders' equity.................    14,850               14,797
                                             --------             --------
Total Liabilities and Stockholders'
     Equity................................   $29,472              $25,810
                                             --------             --------
                                             --------             --------

                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      UNAUDITED

                                            THREE MONTHS ENDED MARCH 31,
                                                1997            1996
                                                ----            ----
                                  (In thousands, except for per share amounts)


Revenues:
  Oil & gas sales..........................   $    614         $   409
  Compressor sales and remanufacturing.....        289             173
  Compressor rentals and service fees......      1,672           1,609
  Gain on sale of assets...................         --               7
                                              --------        --------
    Total revenues.........................      2,575           2,198
                                              --------        --------

Expenses:
  Operating costs - oil and gas............        192             143
  Cost of compressor sales
    and remanufacturing....................        233             111
  Operating costs - compressors............        706             769
  Depreciation, depletion and
    amortization...........................        588             533
  General and administrative...............        627             407
                                              --------        --------
         Total expenses....................      2,346           1,963
                                              --------        --------

Income from operations.....................        229             235
                                              --------        --------

Other income (expense):
  Interest income and other................         --              12
  Interest expense.........................       (128)           (244)
                                              --------        --------
                                                  (128)           (232)
                                              --------        --------

Income before income taxes.................        101               3

Income tax expense.........................        (38)             (1)
                                              --------        --------

Net income.................................   $     63        $      2
                                              --------        --------
                                              --------       ---------

Income per common share....................   $     --        $     --
                                              --------        --------
                                              --------        --------

Weighted average number of shares
 outstanding...............................     21,040          12,991
                                              --------        --------
                                              --------        --------


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED

                                                THREE MONTHS ENDED MARCH 31,
                                                   1997             1996
                                                   ----             ----
                                                       (In thousands)

Cash flows from operating activities:
  Net income (loss)..............................  $    63         $    2
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depletion, depreciation, and
       amortization..............................      588            533
      Deferred taxes.............................       (9)           (91)
      Gain (loss) on sale........................       --             (7)

  Changes in operating assets and liabilities:
      Accounts receivable and other..............      (34)            380
      Notes receivable...........................        1             121
      Compressor and compressor parts
        inventory................................     (558)           (399)
      Accounts payable and accrued liabilities...      186             141
      Other......................................      (30)             --
                                                      ----            ----

        Net cash provided by operating
          activities.............................      207             680
                                                      ----            ----

Cash flows from investing activities:
  Acquisitions of compressor and other
    equipment....................................   (3,130)           (569)
  Proceeds from disposition of compressor
    and other equipment..........................       --              84
  Additions to oil and gas properties............     (506)             (4)
  Proceeds of dispositions of oil and
    gas properties...............................       --             173
  Cash held for reinvestment in oil and gas
     properties..................................       --            (158)
                                                     -----           -----

        Net cash used in investing activities....   (3,636)           (474)
                                                     -----           -----

Cash flows from financing activities:
  Proceeds of long-term debt.....................    4,890              66
  Payments on long-term debt.....................   (1,458)           (167)
  Sale of treasury stock.........................       --              22
  Stock issuance cost............................      (10)             --
                                                    ------          ------
        Net cash provided by (used in)
          financing activities...................    3,422             (79)
                                                    ------          ------

Net increase (decrease) in cash
  and cash equivalents...........................       (7)            127

Cash and cash equivalents,
  beginning of period............................       10             177
                                                    ------          ------

Cash and cash equivalents,
  end of period.................................   $     3         $   304
                                                    ------          ------
                                                    ------          ------


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                      UNAUDITED

                                           THREE MONTHS ENDED MARCH 31,
                                                1997           1996
                                                ----           ----
                                                 (In thousands)

Supplemental disclosure of cash
 flow information:
  Interest paid........................     $    187       $    249
                                            --------       --------
                                            --------       --------
  Income taxes paid....................     $     --       $     --
                                            --------       --------
                                            --------       --------







                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                         EQUITY COMPRESSION SERVICES COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ORGANIZATION AND BASIS OF PRESENTATION

    Equity Compression Services Corporation (the "Company"), formerly Hawkins Energy Corporation, is engaged in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

    The accompanying consolidated financial statements present the financial position and results of operations of the Company and its wholly owned subsidiary, Equity Compressors, Inc. ("Equity Compressors").

    In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Equity Compression Services Corporation as of March 31, 1997, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996.

    The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1996. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2        PROPERTY AND EQUIPMENT

                                           MARCH 31,                DECEMBER 31,
                                             1997                        1996
                                          ---------                ------------
                                                     (In thousands)
Land and building......................    $    308                 $    307
Oil and gas properties, on the full
 cost method...........................      35,608                   35,102
Compressor equipment...................      26,588                   23,489
Other equipment........................         509                      479
                                           --------                 --------
                                             63,013                   59,377
Less accumulated depreciation,
 depletion and amortization............      37,671                   37,097
                                           --------                 --------
Net property and equipment.............    $ 25,342                 $ 22,280
                                           --------                 --------
                                           --------                 --------

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

NOTE 3   TRANSACTIONS WITH RELATED PARTIES

    Amounts paid in the three months ended March 31 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead is as follows: $0 in 1997 and $28,000 in 1996.

NOTE 4   COMMITMENTS

    The Company leases compressor equipment under contracts with terms ranging from month to month to three years. The future revenues to be received under contracts at March 31, 1997 are $562,000 and $65,000 in 1997 and 1998,
respectively.

    The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company has certain other operating leases for other facilities' office equipment and automobiles. Future minimum rental payments under these leases total $84,000, $72,000, $25,000 and $2,000 for 1997, 1998, 1999 and 2000, respectively. The Company's rental expense amounted to $115,000 and $102,000 in first quarter of 1997 and 1996, respectively.

NOTE 5   SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

    Effective December 19, 1996, the Company sold to a private investment group
(HACL) 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, will entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company has reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in-capital. The fair value of the contingent warrants has been estimated by an independent valuation firm to be $1,440,000, which has been reflected as a deferred expense and an increase in additional paid-in-capital. The deferred expense associated with the warrants will be recognized as HACL performs services resulting in the vesting of the warrants.

NOTE 6   EARNINGS PER SHARE

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

RESULTS OF OPERATIONS

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996

    In the first quarter 1997, the Company had net income of $63,000 compared to net income of $2,000 for the first quarter 1996, due principally to higher prices received for oil and gas production and a decrease in interest expense.

    Oil and gas sales increased 50% from 1996 to 1997. The average spot market gas price received in the first quarter 1997 was $2.68 compared to $2.06 received in the first quarter 1996. The average price received for oil in the first quarter of 1997 was $21.55 compared to $18.46 received in the first quarter of 1996. During April 1997 the Company received $2.07 and $20.00 for gas and oil, respectively. Oil and gas operating costs for 1997 were 34% higher than for 1996, primarily due to an increase in the amount of workover activity.

    Revenues from the sale of compressors and remanufacturing services increased 67% in 1997 compared to 1996 due to identified sales opportunities. During 1997, compressor rental revenues increased 4% when compared to 1996 as the average compressor utilization rate increased in 1997 to

72% from 67% in 1996. The average number of units rented during the first quarter 1997 increased by 6 units when compared to the average number of units rented during the first quarter 1996.

    The cost of compressor and remanufacturing sales increased 110% from 1996, reflecting a decrease in profit margin of 10% from March 31, 1997 to March 31, 1996. Compressor operating costs incurred on rental units decreased 8% in 1997 from the first quarter 1996, due to continuing management's efforts to reduce such costs.

    Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Total depreciation, depletion and amortization increased $55,000 due to higher depreciation of compressor equipment. Depreciation of the compressor fleet increased 12% in 1997 to $501,000 from $449,000 in 1996, due to additions to the rental fleet. The 1997 depreciation of oil and gas properties of $87,000 is 4% higher than the 1996 expense of $84,000 due to higher production volumes.

    General and administrative expense increased 54% in 1997 from 1996 due to certain administrative expenses related to the changes in management of the Company.

    Interest expense decreased by 48% in 1997 compared to 1996 as a result of lower debt balances in 1997.

FINANCIAL CONDITION AND LIQUIDITY

    In March 1997, the Company received and accepted a formal bank commitment to refinance its existing bank credit facility to increase the amounts available for new investment and working capital. The debt is structured as a two year revolving line of credit with a $20 million maximum commitment (previous commitment was $12 million) and has a borrowing base of $13.9 million. Under the terms of the credit agreement, the outstanding balance at the revolving period's maturity will be converted to a term note payable over 60 months. The credit agreement contains a variety of covenants and a material adverse change clause. The covenants require the Company to maintain certain ratios, prohibit the payment of cash dividends and establish maximum annual capital expenditures. The debt is collateralized by substantially all the assets of the Company. At May 1, 1997, the Company had utilized $9.7 million of its credit line.

    Net cash provided by operating activities decreased to $207,000 in the first quarter of 1997 from $680,000 in the same period of 1996, primarily due to an increase in accounts receivable and an increase in compressor and compressor parts inventory. This $558,000 increase in compressor and compressor parts inventory relates to compressor units acquired by the Company which it expects to place in its fleet during the second quarter of 1997. Net cash used in investing activities increased to $3.6 million in 1997 from $474,000, due to additions to the compressor rental fleet. Net cash provided by financing activities was $3.4 million in 1997 compared to cash used in financing activities of $79,000 in 1996 as a result of additional borrowings from the revolving line of credit. At March 31, 1997, the Company had current assets of $3.4 million and current liabilities of $2 million. The Company anticipates that 1997 cash flow from operations and the Company's revolving credit line will be sufficient to fund the Company's working capital and capital expenditure needs.

                                       PART II
                                  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              EXHIBIT
                 NO.         DESCRIPTION
              -------        -----------

              10.1 Revolving Credit Facility between Equity Compression Services Corporation and Bank of Oklahoma, NA dated March 31, 1997.

              27             Financial Data Schedule

         (b)  Reports on Form 8K

              The Company filed a current report on Form 8-K dated January 3, 1997, with the Securities and Exchange Commission to report the change in control of the Company resulting from the sale by the Company to a private investment group of 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, will entitle the purchase of an additional 8,000,000 shares of common stock.

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EQUITY COMPRESSION SERVICES CORPORATION


DATE:  May 9, 1997                By:/s/Matthew S. Ramsey
                                     --------------------------------
                                       MATTHEW S. RAMSEY
                                       President and Chief Executive Officer



DATE:  May 9, 1997                By:/s/Jack D. Brannon
                                     ---------------------------------
                                       JACK D. BRANNON
                                       Senior Vice President and Chief
                                       Financial Officer

                                    EXHIBIT INDEX


EXHIBIT
 NO.          DESCRIPTION
-------       -----------

10.1 Revolving Credit Facility between Equity Compression Services Corporation and Bank of Oklahoma, NA dated March 31, 1997.

27            Financial Data Schedule