Form 10QSB
period 1997-06-30
EQUITY COMPRESSION SERVICES CORP
filed 1997-08-14
CIK 854661

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 JUNE 30, 1997
                               ---------------------------------------------

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ______________________.

COMMISSION FILE NUMBER      0-18205
                         -------------

                       EQUITY COMPRESSION SERVICES CORPORATION
----------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

               OKLAHOMA                                73-1345732
-----------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             Identification No.)

    2501 CEDAR SPRINGS ROAD, SUITE 600, DALLAS, TEXAS         75201
--------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                           214-953-9560
-------------------------------------------------------------------
                   (Issuer's telephone number)

    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                                YES  X    NO
                                                                    ---      ---




    Number of Shares of Common Stock Outstanding on August 13, 1997 - 29,892,668

        Transitional Small Business Format (Check one):    Yes     ;  No  X
                                                               ---       ---

                       EQUITY COMPRESSION SERVICES CORPORATION
                                  TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                                        PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . .  3

         Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1997 and 1996. . . . . . . .  4

         Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements. . . . . . . . . . . .  7

Item 2 - Management's Discussion and Analysis of the
          Consolidated Financial Statements. . . . . . . . . . . . . . . .  9



                                       PART II

OTHER INFORMATION:


        Item 6 - Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . 11



        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                       EQUITY COMPRESSION SERVICES CORPORATION
                             CONSOLIDATED BALANCE SHEETS



                                                                 JUNE 30,      DECEMBER 31,
                                                                   1996            1997
                                                                   ----            ----
                                                                      (In thousands)
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . $        6       $     10
  Accounts receivable, less allowance for doubtful accounts
    of $93 and $76 in 1997 and 1996, respectively . . . . . . .      1,282          1,220
  Accounts receivable -- related party. . . . . . . . . . . . .         --             25
  Notes receivable. . . . . . . . . . . . . . . . . . . . . . .          4              6
  Compressors and compressor parts inventory. . . . . . . . . .      2,761          1,476
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        153             46
                                                                     -----          -----
    Total current assets. . . . . . . . . . . . . . . . . . . .      4,206          2,783
                                                                     -----          -----

Property and equipment, net (Note 2). . . . . . . . . . . . . .     26,149         22,280
                                                                    ------         ------
Goodwill and other intangibles, net of amortization of
      $1,760 in 1997 and $1,742 in 1996 . . . . . . . . . . . .        754            742
Other assets, net . . . . . . . . . . . . . . . . . . . . . . .          2              5
                                                                   -------        -------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . .    $31,111        $25,810
                                                                   -------        -------
                                                                   -------        -------
Current Liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . .    $    10        $   177
  Accounts payable and accrued liabilities. . . . . . . . . . .      2,016          2,304
  Income tax payable. . . . . . . . . . . . . . . . . . . . . .        100             13
                                                                   -------        -------
    Total current liabilities . . . . . . . . . . . . . . . . .      2,126          2,494

Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .     10,549          4,864
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .      3,489          3,566
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         89             89
                                                                   -------        -------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .     16,253         11,013
                                                                   -------        -------
Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued. . . . . . . . . . . . . . .         --             --
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 21,071,735 and 21,049,235 shares
    issued and 21,115,168 and 21,040,168 outstanding
    in 1997 and 1996, respectively. . . . . . . . . . . . . . .        211            210
  Additional paid-in capital. . . . . . . . . . . . . . . . . .     17,722         17,692
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .     (1,626)        (1,656)
  Treasury stock, at cost (9,067 and 9,067 shares in
    1997 and 1996, respectively). . . . . . . . . . . . . . . .         (9)            (9)
  Deferred expense - contingent warrants. . . . . . . . . . . .     (1,440)        (1,440)
                                                                   -------        -------
Total stockholders' equity. . . . . . . . . . . . . . . . . . .     14,858         14,797
                                                                   -------        -------
Total Liabilities and Stockholders' Equity. . . . . . . . . . .    $31,111        $25,810
                                                                   -------        -------
                                                                   -------        -------



                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Three Months                     Six Months
                                                        Ended June 30,                  Ended June 30,
                                                        --------------                  --------------
                                                      1997           1996            1997            1996
                                                      ----           ----            ----            ----
                                                        (In thousands, except for per share amounts)
Revenues:
  Oil & gas sales                                    $  574        $   441         $1,188         $  850
  Compressor sales and re-manufacturing                 239            656            528            829
  Compressor rentals and service fees                 1,755          1,613          3,427          3,222
  Gain on sale of assets                               --               54           --               61
                                                    -------       --------        -------        -------
    Total revenues                                    2,568          2,764          5,143          4,962
                                                    -------       --------        -------        -------

Expenses:
  Operating costs - oil and gas                         184            112            376            255
  Cost of compressor sales and re-manufacturing         232            507            464            618
  Operating costs - compressors                         630            813          1,337          1,582
  Depreciation, depletion and amortization              642            538          1,229          1,071
  General and administrative                            723            487          1,350            894
                                                    -------       --------        -------        -------
         Total expenses                               2,411          2,457          4,756          4,420
                                                    -------       --------        -------        -------

Income from operations                                  157            307            387            542
                                                    -------       --------        -------        -------

Other income (expense):
  Interest income and other                               1             11              1             23
  Interest expense                                     (209)          (236)          (338)          (480)
                                                    -------       --------        -------        -------
                                                       (208)          (225)          (337)          (457)
                                                    -------       --------        -------        -------

Income (loss) before income taxes                       (51)            82             50             85

Income tax benefit (expense)                             19            (40)           (19)           (41)
                                                         --            ---            ---            ---
Net income (loss)                                    $  (32)         $  42           $ 31           $ 44
                                                    -------       --------        -------        -------
                                                    -------       --------        -------        -------

Income per common share                             $    --       $     --        $    --        $    --
                                                    -------       --------        -------        -------
                                                    -------       --------        -------        -------

Weighted average number of shares outstanding        21,064         13,010         21,088         13,000
                                                    -------       --------        -------        -------
                                                    -------       --------        -------        -------





         The accompanying notes are an integral part of the consolidated financial statements.

              EQUITY COMPRESSION SERVICES CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            SIX MONTHS ENDED JUNE 30,
                                                                  1997     1996
                                                                  ----     ----
                                                                  (In thousands)
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .     $     31  $     44
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depletion, depreciation, and amortization . . . . . .        1,229     1,071
      Deferred taxes. . . . . . . . . . . . . . . . . . . .          (77)     (156)
      Gain (loss) on sale . . . . . . . . . . . . . . . . .           --       (61)

  Changes in operating assets and liabilities:
      Accounts receivable and other . . . . . . . . . . . .          (37)      216
      Notes receivable. . . . . . . . . . . . . . . . . . .            2       158
      Compressor and compressor parts inventory . . . . . .       (1,285)     (148)
      Accounts payable and accrued liabilities. . . . . . .         (201)      (18)
      Other . . . . . . . . . . . . . . . . . . . . . . . .         (107)       --
                                                                --------  --------

        Net cash provided by  (used in) operating activities        (445)    1,106
                                                                --------  --------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment. . . . . .       (4,463)   (1,337)
  Proceeds from disposition of compressor
    and other equipment . . . . . . . . . . . . . . . . . .           --       498
  Additions to oil and gas properties . . . . . . . . . . .         (606)      (75)
  Proceeds of dispositions of oil and gas properties. . . .           --       174
  Cash held for reinvestment in oil and gas properties. . .           --       (95)
   Increase in organization costs and other intangibles . .          (38)       (1)
                                                                --------  --------

        Net cash used in investing activities . . . . . . .       (5,107)     (836)
                                                                --------  --------

Cash flows from financing activities:
  Proceeds of long-term debt. . . . . . . . . . . . . . . .        7,527       130
  Payments on long-term debt. . . . . . . . . . . . . . . .       (2,009)     (582)
  Sale of treasury stock. . . . . . . . . . . . . . . . . .           --        21
  Proceeds from stock transactions. . . . . . . . . . . . .           30        --
                                                                --------  --------
      Net cash provided by (used in) financing activities .        5,548      (431)
                                                                --------  --------

Net decrease in cash
  and cash equivalents. . . . . . . . . . . . . . . . . . .           (4)     (161)

Cash and cash equivalents,
  beginning of period . . . . . . . . . . . . . . . . . . .           10       177
                                                                --------  --------

Cash and cash equivalents,
  end of period . . . . . . . . . . . . . . . . . . . . . .     $      6  $     16
                                                                --------  --------
                                                                --------  --------





The accompanying notes are an integral part of the consolidated financial statements.

              EQUITY COMPRESSION SERVICES CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             SIX MONTHS ENDED JUNE 30,
                                                                 1997        1996
                                                                 ----        ----
                                                                  (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . . .       $   393   $     490
                                                                -------     -------
                                                                -------     -------
  Income taxes paid . . . . . . . . . . . . . . . . . . .       $     5     $    --
                                                                -------     -------
                                                                -------     -------









                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                         EQUITY COMPRESSION SERVICES COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ORGANIZATION AND BASIS OF PRESENTATION

    Equity Compression Services Corporation (the "Company"), formerly Hawkins Energy Corporation, is engaged in the leasing, re-manufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

    The accompanying consolidated financial statements present the financial position and results of operations of the Company and its wholly owned subsidiaries, Equity Compressors, Inc. ("Equity Compressors") and SunTerra Energy Corporation.

    In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Equity Compression Services Corporation and its wholly owned subsidiaries as of June 30, 1997, and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996.

    The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1996. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT

                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                        ----           ----
                                                           (In thousands)

Land and building . . . . . . . . . . . . . . . .     $    313     $    307
Oil and gas properties, on the full cost method .       35,708       35,102
Compressor equipment. . . . . . . . . . . . . . .       27,651       23,489
Other equipment . . . . . . . . . . . . . . . . .          775          479
                                                      --------     --------
                                                        64,447       59,377
Less accumulated depreciation, depletion and
  amortization. . . . . . . . . . . . . . . . . .       38,298       37,097
                                                      --------     --------
Net property and equipment. . . . . . . . . . . .      $26,149      $22,280
                                                      --------     --------
                                                      --------     --------

NOTE 3   TRANSACTIONS WITH RELATED PARTIES

    Amounts paid in the six months ended June 30 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead is as follows: $0 in 1997 and $53,000 in 1996.

NOTE 4   COMMITMENTS

    The Company leases compressor equipment under contracts with terms ranging from month to month to three years. The future revenues to be received under contracts at June 30, 1997 are $751,000 and $515,000 in 1997 and 1998,
respectively.

    The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to two years. The Company has certain other operating leases for other facilities' office equipment and automobiles. Future minimum rental payments under these leases total $106,000, $154,000, $103,000 and $25,000 for 1997, 1998, 1999 and 2000, respectively. The Company's rental expense amounted to $215,000 and $209,000 for the six months ended June 30, 1997 and 1996 respectively.

NOTE 5   SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

    Effective December 19, 1996, the Company sold to a private investment group
(HACL) 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, will entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company has reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in-capital. The fair value of the contingent warrants has been estimated by an independent valuation firm to be $1,440,000, which has been reflected as a deferred expense and an increase in additional paid-in-capital. A committee of the Board of Directors will determine the future vesting of these warrants.

NOTE 6   EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.

NOTE 7   SUBSEQUENT EVENT

    On August 6, 1997, the Company closed its previously announced acquisition of 100% of the common stock of Ouachita Energy Corporation and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition agreements that were closed effective July 31, 1997, the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock and $24 million in a combination of debt assumption and cash. The Company funded the cash portion of the purchase through $20 million in proceeds from the issuance and sale to Prudential Insurance Company of America, of $5 million of 7 year floating rate senior notes and $15 million of 10.16% senior subordinated notes with 8-10 year maturities, with the balance drawn under its existing $20 million Bank Credit Facility. Prudential Insurance Company of America also received warrants to acquire 1 million shares of the company's common stock at an excise price of $2.80 per share. The Company's borrowing base under the Bank Credit Facility was increased from $12.7 million to $20 million upon the close of the transaction. The principal assets acquired consisted of a compressor fleet aggregating roughly 100,000 horsepower and a refabrication facility in West Monroe, Louisiana.

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

RESULTS OF OPERATIONS

1997 VERSUS 1996

    In the three months ended June 30, 1997, the Company had a net loss of $32,000 compared to net income of $42,000 in the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company reported net income of $31,000 compared to net income of $44,000 for the same period ended June 30, 1996, due principally to increased general and administrative expense and a decrease in revenues from the sale of compressors and remanufacturing services.

    Revenues from oil and gas sales increased 30% and 40% for the three and six months ended June 30, 1997 when compared to the same period in 1996 due to a 22% increase in the average price of natural gas received by the Company and a 55% increase in the volume of BBls sold by the Company. This increase in oil volume is the result of the successful completion of two producing oil wells and a secondary oil recovery project located in Texas. Oil and gas operating costs increased 64% and 47% for the three and six months ended June 30, 1997 when compared to the same period in 1996 due to increase in production taxes related to the increase in revenues and an increase in workover activity.

    Revenues from the sale of compressors and remanufacturing services decreased 64% and 36% in the three and six months ended June 30, 1997 when compared to the same periods in 1996. The decrease reflects the absence of one large job when compared to 1996 and the Company's concentration of shop labor on the maintaining and enhancing of the rental fleet. Compressor rental revenues increased 9% and 6% in the three and six months ended June 30, 1997 when compared to 1996, due to the deployment of additional compression horsepower. The average horsepower utilization rate for the six months ended June 1997 increased to 81.4% as compared to 73.1% during the same period in 1996.

    The cost of compressor and remanufacturing sales decreased 54% and 25% in the three and six months ended June 30, 1997 from the same periods in 1996, consistent with the decrease in related sales. Compressor operating costs incurred on rental units decreased 23% and 15% in the three and six months ended June 30, 1997 from the same period in 1996, as a result of the Company's continued effort to control variable expenses relating to the rental fleet.

    Total depreciation, depletion and amortization increased 19% and 15% in the three and six months ended June 30, 1997 when compared to the same periods in 1996. Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proven reserves. Such expense increased 17% and 11% in the three and six months ended June 30, 1997 when compared to the same period in 1996 due to higher volumes of oil and gas produced. Depreciation of the compressor fleet increased 22% and 18% in the three and six months ended June 30, 1997 from the same periods in 1996 due to additions to the compressor fleet during 1997.

    General and administrative expense increased 48% and 51% in the three and six months ended June 30, 1997 compared to the same periods in 1996, due to costs related to the relocation of the Company's corporate office, severance packages paid to former employees and other non-capitalized ancillary expenses associated with the Company's latest acquisition completed in August. (See
Note 7)

    Interest expense decreased by 11% and 30% in the three and six months ended June 30, 1997 compared to the same periods in 1996 as a result of lower interest rate structure on outstanding debt balances.

FINANCIAL CONDITION AND LIQUIDITY

    In March 1997, the Company refinanced its existing bank credit facility to increase the amounts available for new investment and working capital. The debt is structured as a two year revolving line of credit with a $20 million maximum commitment (previous commitment was $12 million) and has a borrowing base of $12.7 million effective June 1, 1997. Under the terms of the credit agreement, the outstanding balance at the revolving period's maturity will be converted to a term note payable over 60 months. The credit agreement contains a variety of covenants and a material adverse change clause. The covenants require the Company to maintain certain ratios, prohibit the payment of cash dividends and establish maximum annual capital expenditures. The debt is collateralized by substantially all the assets of the Company. At June 30, 1997, the Company had utilized $10.5 million of its credit line.

    As a result of the acquisition of Ouachita Energy Corporation, the Company's borrowing base increased to $20 million. (See Note 7)

    Net cash used in operating activities of $445,000 for the six months ended June 30, 1997 represents a decrease from cash provided by operating activities of $1,106,000 for the same period in 1996. The decrease primarily reflects increases in compressor and compressor parts inventory and a decrease in accounts payable. The increase of $1,284,000 in compressor and compressor parts inventory relates to newly acquired compressors during the second quarter of 1997. Net cash used in investing activities increased to $5.1 million in 1997 from $836,000 in 1996 due to additions to the compressor rental fleet. Net cash provided by financing activities was $5.5 million compared to $431,000 in 1996 as a result of additional borrowings from the revolving line of credit. At June 30, 1997, the Company had current assets of $4.2 million and current liabilities of $2.1 million. The Company anticipates that 1997 cash flow from operations and the Company's revolving credit line will be sufficient to fund the Company's working capital and capital expenditure needs.

                                       PART II
                                  OTHER INFORMATION




ITEM 6.  EXHIBITS


    (a)  Exhibits:

         Exhibit
          No.           DESCRIPTION
          ----          -----------

         2.1 Agreement and Plan of Merger dated as of May 15, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Corporation, and Dennis W. Estis.

         2.2 First Amendment to Agreement and Plan of Merger dated as of July 30, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Corporation, and Dennis Estis.

         2.3 Asset Purchase and Sales Agreement dated as of May 15, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Partners, Ltd., Ouachita Compression Group, L.L.C. and Dennis W. Estis.

         2.4 First Amendment to Asset Purchase and Sales Agreement dated as of July 30, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Partners, Ltd., Ouachita Compression Group, L.L.C. and Dennis W. Estis.

         4.1 Note Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America.

         4.2 Subordinated Note and Warrant Purchase Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America.

         4.3 Registration Rights Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America.

         4.4 Participation Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America and certain stockholders of the Company.

         4.5 Registration Rights Agreement dated August 6, 1997 by and between the Company and certain stockholders named therein.

         4.6 Common Stock Purchase Warrant dated July 31, 1997 issued to The Prudential Insurance Company of America.

         10.2 Fifth Amended Revolving Credit Facility dated as of July 31, 1997 between the Company, certain of its Subsidiaries and the Bank of Oklahoma N.A.

         10.3 Employment Agreement dated as of August 6, 1997 among Ouachita Energy Corporation, the Company and Dennis W. Estis.

         10.4 Employment Agreement dated as of August 6, 1997 among Ouachita Energy Corporation, the Company and Andy Payne.

         10.5 Employment Agreement dated as of August 6, 1997 among Ouachita Energy Corporation, the Company and Dan McCormick.

         27             Financial Data Schedule

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EQUITY COMPRESSION SERVICES CORPORATION


DATE:  August 14, 1997            By:
                                       -------------------------------
                                       MATTHEW S. RAMSEY
                                       President and Chief Executive Officer



DATE:  August 14, 1997            By:
                                       -------------------------------
                                       JACK D. BRANNON
                                       Senior Vice President and Chief
                                       Financial Officer

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EQUITY COMPRESSION SERVICES CORPORATION



DATE:  August 14, 1997                 By: /s/ Matthew S. Ramsey
                                            ---------------------------------
                                                 MATTHEW S. RAMSEY
                                                 President and Chief Executive
                                                 Officer



DATE:  August 14, 1997                 By: /s/ Jack D. Brannon
                                            ---------------------------------
                                                 JACK D. BRANNON
                                                 Senior Vice President and Chief
                                                 Financial Officer

 .
                                    EXHIBIT INDEX


EXHIBIT
 NO.          DESCRIPTION
------         -----------

              2.1 Agreement and Plan of Merger dated as of May 15, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Corporation, and Dennis W. Estis.

              2.2 First Amendment to Agreement and Plan of Merger dated as of July 30, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Corporation, and Dennis Estis.

              2.3 Asset Purchase and Sales Agreement dated as of May 15, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Partners, Ltd., Ouachita Compression Group, L.L.C. and Dennis W. Estis.

              2.4 First Amendment to Asset Purchase and Sales Agreement dated as of July 30, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy Partners, Ltd., Ouachita Compression Group, L.L.C. and Dennis
                                  W. Estis.

              4.1 Note Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America.

              4.2 Subordinated Note and Warrant Purchase Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America.

              4.3 Registration Rights Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America.

              4.4 Participation Agreement dated July 31, 1997 by and between the Company and The Prudential Insurance Company of America and certain stockholders of the Company.

              4.5 Registration Rights Agreement dated August 6, 1997 by and between the Company and certain stockholders named therein.

              4.6 Common Stock Purchase Warrant dated July 31, 1997 issued to The Prudential Insurance Company of America.

              10.2 Fifth Amended Revolving Credit Facility dated as of July 31, 1997 between the Company, certain of its Subsidiaries and the Bank of Oklahoma N.A.

              10.3 Employment Agreement dated as of August 6, 1997 among Ouachita Energy Corporation, the Company and Dennis W. Estis.

              10.4 Employment Agreement dated as of August 6, 1997 among Ouachita Energy Corporation, the Company and Andy Payne.

              10.5 Employment Agreement dated as of August 6, 1997 among Ouachita Energy Corporation, the Company and Dan McCormick.

              27                  Financial Data Schedule