Form 10QSB
period 1997-09-30
EQUITY COMPRESSION SERVICES CORP
filed 1997-11-13
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 September 30, 1997
                               -------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________.

COMMISSION FILE NUMBER      0-18205
                       ----------------

                   EQUITY COMPRESSION SERVICES CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Oklahoma                                           73-1345732
-------------------------------------------------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


2501 Cedar Springs Road, Suite 600, Dallas, Texas                  75201
-------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


                                  214-953-9560
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR
SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                            YES __X__  NO _____

Number of Shares of Common Stock Outstanding on November 14, 1997 - 29,892,668

   Transitional Small Business Format (Check one):    Yes _____;  No __X__

                    EQUITY COMPRESSION SERVICES CORPORATION
                               TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
                                     PART I

FINANCIAL INFORMATION:


Item 1 - Financial Statements
    Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996 . . . . . . . . . . . . . .  3

    Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 1997 and 1996 . . . . . .  4


    Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1997 and 1996. . . . . . . . . . . .  5

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  7

Item 2 - Management's Discussion and Analysis of the
      Consolidated Financial Statements. . . . . . . . . . . . . . . . . .  9




                                    PART II

OTHER INFORMATION:


    Item 6 - (a) Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . 11

    Item 6 - (b) Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 11

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     EQUITY COMPRESSION SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1997           1996
                                                                 -------------  ------------
                                                                        (In thousands)
Current Assets:
  Cash and cash equivalents                                        $     2        $    10
  Accounts receivable, less allowance for doubtful accounts
     of $142 and $76 in 1997 and 1996, respectively                  1,756          1,220
  Accounts receivable -- related party                                  --             25
  Notes receivable                                                     613              6
  Compressors and compressor parts inventory                         3,608          1,476
  Other                                                                376             46
                                                                   -------        -------
     Total current assets                                            6,355          2,783
                                                                   -------        -------

Property and equipment, net (Note 2)                                72,547         22,280
                                                                   -------        -------

Goodwill and other intangibles, net of amortization of
     $1,783 in 1997 and $1,742 in 1996                               1,148            742
Other assets, net                                                        1              5
                                                                   -------        -------
Total Assets                                                       $80,051        $25,810
                                                                   -------        -------
                                                                   -------        -------

Current Liabilities:
  Current portion of long-term debt                                $    15        $   177
  Current portion of capital lease payable                             186             --
  Accounts payable and accrued liabilities                           4,012          2,304
    Income Tax Payable                                                  --             13
                                                                   -------        -------
Total current liabilities                                            4,213          2,494

Long-term debt                                                      36,771          4,864
Deferred income taxes                                               11,083          3,566
Capital lease payable                                                  373             --
Other                                                                   89             89
                                                                   -------        -------
Total Liabilities                                                   52,529         11,013
                                                                   -------        -------

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
     shares authorized, none issued                                     --             --
  Common stock, $.01 par value, 40,000,000 shares
     authorized, 28,731,735 and 21,049,235 shares
     issued and 28,775,168 and 21,040,168 outstanding
     in 1997 and 1996, respectively                                    288            210
  Additional paid-in capital                                        30,215         17,692
  Accumulated deficit                                               (2,972)        (1,656)
  Treasury stock, at cost (9,067 and 9,067 shares in
     1997 and 1996, respectively)                                       (9)            (9)
  Deferred expense - contingent warrants                                --         (1,440)
                                                                   -------        -------
Total stockholders' equity                                          27,522         14,797
                                                                   -------        -------
Total Liabilities and Stockholders' Equity                         $80,051        $25,810
                                                                   -------        -------
                                                                   -------        -------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------     ------------------
                                                    1997           1996       1997       1996
                                                 --------        -------     -------    -------
                                                  (In thousands, except for per share amounts)
Revenues:
  Oil & gas sales                                $    696        $   428     $ 1,884    $ 1,278
  Compressor sales and re-manufacturing               238            207         766      1,036
  Compressor rentals and service fees               3,831          1,571       7,258      4,793
                                                 --------        -------     -------    -------
  Total revenues                                    4,765          2,206       9,908      7,107
                                                 --------        -------     -------    -------
Expenses:
  Operating costs - oil and gas                       188            139         564        394
  Cost of compressor sales and re-manufacturing       229            171         693        789
  Operating costs - compressors                     1,417            331       2,754      1,913
  Depreciation, depletion and amortization          1,232            578       2,461      1,649
  General and administrative                          935            423       2,285      1,317
  Loss on sale of assets                               --            359          --        298
                                                 --------        -------     -------    -------
      Total expenses                                4,001          2,001       8,757      6,360
                                                 --------        -------     -------    -------
Income from operations                                764            205       1,151        747
                                                 --------        -------     -------    -------
Other income (expense):
  Interest income and other                            14              4          15         27
  Interest expense                                   (596)          (222)       (934)      (702)
  Contingent warrant expense                       (1,440)            --      (1,440)        --
                                                 --------        -------     -------    -------
                                                   (2,022)          (218)     (2,359)      (675)
                                                 --------        -------     -------    -------
Income (loss) before income taxes                  (1,258)           (13)     (1,208)        72

Income tax benefit (expense)                          (87)             1        (106)       (40)
                                                 --------        -------     -------    -------

Net income (loss)                                $ (1,345)       $   (12)    $(1,314)   $    32
                                                 --------        -------     -------    -------
                                                 --------        -------     -------    -------
Loss per common share                            $   (.05)       $    --     $  (.05)   $    --
                                                 --------        -------     -------    -------
                                                 --------        -------     -------    -------
Weighted average number of shares outstanding      25,763         13,040      24,331     13,014
                                                 --------        -------     -------    -------
                                                 --------        -------     -------    -------


                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                             1997               1996
                                                           --------           --------
                                                                 (In thousands)
Cash flows from operating activities:
  Net income (loss)                                        $ (1,314)          $     32
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
    Depletion, depreciation, and amortization                 2,461              1,649
    Deferred income taxes                                        92                (66)
    Loss on sale                                                 --                298
    Contingent warrant expense                                1,440                 --

  Changes in operating assets and liabilities:
    Accounts receivable and other                               (56)               722
    Notes receivable                                              9                570
    Compressor and compressor parts inventory                (1,556)               (19)
    Accounts payable and accrued liabilities                   (654)              (490)
    Other                                                      (286)                --
                                                           --------           --------
      Net cash provided by operating activities                 136              2,696
                                                           --------           --------
Cash flows from investing activities:
  Acquisitions of compressor and other equipment             (6,942)            (2,559)
  Proceeds from disposition of compressor
     and other equipment                                         --                534
  Additions to oil and gas properties                          (718)              (209)
  Proceeds of dispositions of oil and gas properties             --                174
  Business acquisition, net of cash acquired                (23,792)                --
  Increase in organization costs and other intangibles         (453)              (128)
                                                           --------           --------
      Net cash used in investing activities                 (31,905)            (2,188)
                                                           --------           --------
Cash flows from financing activities:
  Proceeds of long-term debt                                 34,984                130
  Payments on long-term debt                                 (3,239)              (839)
  Payments on capital lease payable                             (43)                --
  Sale of treasury stock                                         --                 40
  Proceeds from stock transactions                               59                 --
                                                           --------           --------
    Net cash provided by (used in) financing activities      31,761               (669)
                                                           --------           --------
Net decrease in cash
  and cash equivalents                                           (8)              (161)

Cash and cash equivalents,
  beginning of period                                            10                177
                                                           --------           --------
Cash and cash equivalents,
  end of period                                            $      2           $     16
                                                           --------           --------
                                                           --------           --------



                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                       EQUITY COMPRESSION SERVICES CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                     1997                1996
                                                   --------           --------
                                                          (In thousands)

Supplemental disclosure of cash flow information:
  Interest paid                                    $    761           $    786
                                                   --------           --------
                                                   --------           --------
  Income taxes paid                                $     30           $     16
                                                   --------           --------
                                                   --------           --------








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

    The accompanying consolidated financial statements present the financial position and results of operations of the Company and its wholly owned subsidiaries, Ouachita Energy Corporation ("Ouachita"), Equity Compressors, Inc. ("Equity Compressors") and Sunterra Energy Corporation.

    In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of Equity Compression Services Corporation and its wholly owned subsidiaries as of September 30, 1997, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996.

    The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1996. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                         ----           ----
                                                           (In thousands)
Land and building. . . . . . . . . . . . . . . . . . . $  1,962       $   307
Oil and gas properties, on the full cost method. . . .   35,819        35,102
Compressor equipment . . . . . . . . . . . . . . . . .   72,204        23,489
Other equipment. . . . . . . . . . . . . . . . . . . .    2,067           479
                                                       --------       -------
                                                        112,052        59,377
Less accumulated depreciation, depletion and
  amortization . . . . . . . . . . . . . . . . . . . .   39,505        37,097
                                                       --------       -------
Net property and equipment . . . . . . . . . . . . . . $ 72,547       $22,280
                                                       --------       -------
                                                       --------       -------


NOTE 3   TRANSACTIONS WITH RELATED PARTIES

    Amounts paid in the nine months ended September 30 by the Company to an affiliate for general and administrative overhead including rent and production and drilling overhead is as follows: $0 in 1997 and $53,000 in 1996.

NOTE 4   COMMITMENTS

    The Company leases compressor equipment under contracts with terms ranging from month to month to five years. The future revenues to be received under contracts at September 30, 1997 are $1.9 million and $5.4 million in 1997 and 1998, respectively.

    The Company leases facilities for its corporate and field offices with lease terms ranging from month to month to three years. The Company has certain other operating leases for other facilities' office equipment. Future minimum rental payments under these leases total $110,000, $419,000, $406,000,and $394,000 for 1997, 1998, 1999 and 2000, respectively. The Company's rental expense amounted to $400,000 and $318,000 for the nine months ended September 30, 1997 and 1996 respectively.

NOTE 5   SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

    Effective December 19, 1996, the Company sold to a private investment group
(HACL) 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, will entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company has reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in-capital. Additionally, the Company calculated the theoretical "fair value" of the warrants (per Black Scholes Model) to be $1,440,000, which the Company reported as an addition to paid-in-capital offset by a contingent warrant deferred expense contra-equity account. A committee of the Board of Directors determined that the warrants fully vested during the third quarter of 1997. The fair value of the warrants, $1,440,000, was expensed in the third quarter of 1997.

NOTE 6   EARNINGS PER SHARE

    Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.

NOTE 7   ACQUISITION OF SUBSIDIARY

     On August 6, 1997, the Company closed its previously announced acquisition of 100% of the common stock of Ouachita Energy Corporation and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition agreements that were closed effective July 31, 1997, the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock and approximately $24 million in cash. The Company funded the cash portion of the purchase through $20 million in proceeds from the issuance and sale to Prudential Insurance Company of America, of $5 million of 7 year floating rate senior notes and $15 million of 10.16% senior subordinated notes with 8-10 year maturities, with the balance drawn under its existing $20 million Bank Credit Facility. Prudential Insurance Company of America also received warrants to acquire 1 million shares of the company's common stock at an exercise price of $2.80 per share. The Company's borrowing base under the Bank Credit Facility was increased from $12.7 million to $20 million upon the close of the transaction. The principal assets acquired consisted of a compressor fleet aggregating roughly 100,000 horsepower and a refabrication facility in West Monroe, Louisiana. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Ouachita are included in the Company's results of operation since the date of acquisition.

NOTE 8   SUBSEQUENT EVENT

     On October 30, 1997 the Company through its wholly owned subsidiary, Sunterra Energy Corporation, entered into a joint venture with Prize Petroleum, L.L.C. of Tulsa, Oklahoma to form Sunterra Petroleum Company, L.L.C. The new venture is capitalized with oil and gas properties and cash commitments with a value in excess of $9 million. The company will focus on oil and gas acquisitions with development opportunities. A $10 million bank credit facility has been provided for the new entity.

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

RESULTS OF OPERATIONS

1997 VERSUS 1996

    In the three months ended September 30, 1997, the Company had a net loss of $1,345,000 compared to a net loss of $12,000 in the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company reported a net loss of $1,314,000 compared to net income of $32,000 for the same period ended September 30, 1996, due principally to the recognition of $1,440,000 of expense associated with the issuance of warrants recognized in the third quarter of 1997. (See Note 5) The Company's income from operations increased 273% and 54% for the three and nine months ended September 30, 1997 when compared to the same period in 1996 due to the acquisition of Ouachita and increased rental income on the existing fleet.

    Revenues from oil and gas sales increased 63% and 47% for the three and nine months ended September 30, 1997 when compared to the same period in 1996 due to a 15% increase in the average price of natural gas received by the Company and a 69% increase in the volume of BBls and 34% increase in volumes of MCF sold by the Company. This increase in volume is the result of the successful completion of two producing gas wells, two producing oil wells and a secondary oil recovery project located in Texas. Oil and gas operating costs increased 35% and 43% for the three and nine months ended September 30, 1997 when compared to the same period in 1996 due to increase in production taxes and expenses related to the increase in two producing wells.

    Revenues from the sale of compressors and remanufacturing services increased 15% for the three months ended September 30, 1997 when compared to the same period in 1996 due to increased jobs in the shop. Sales of compressors and remanufacturing services decreased 26% for the nine months ended September 30, 1997 when compared to the same period in 1996 due to the absence of one large job when compared to 1996 and the Company's concentration of shop labor on the maintaining and enhancing of the rental/contract compressor fleet. Compressor rental and contract revenues increased 144% and 51% in the three and nine months ended September 30, 1997 when compared to 1996, due to increased revenue related to the acquisition of Ouachita and the deployment of additional compression horsepower in the existing fleet. The average horsepower utilization rate for the nine months ended September 1997 increased to 81.3% as compared to 75% during the same period in 1996.

    The cost of compressor and remanufacturing sales increased 34% and decreased 25% in the three and nine months ended September 30, 1997 from the same periods in 1996, consistent with the increase and decrease in related sales for the three and nine months ended 1997 respectively. Compressor operating costs incurred on rental and contract units increased 328% and 45% in the three and nine months ended September 30, 1997 from the same period in 1996, as a result of increased horsepower on leases from the existing fleet and the fleet size increase due to the Ouachita acquisition. Additionally, the third quarter of 1996 contains a $266,000 reduction in compressor operating costs relating to the Company's overhead capitalization rates. These costs had been expensed over the first two quarters of 1996.

    Total depreciation, depletion and amortization increased 113% and 49% in the three and nine months ended September 30, 1997 when compared to the same periods in 1996. Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proven reserves. Such expense increased 9% and 4% in the three and nine months ended September 30, 1997 when compared to the same period in 1996 due to higher volumes of oil and gas produced. Depreciation of the compressor fleet increased 139% and 60% in the three and nine months ended September 30, 1997 from the same periods in 1996 due to additions to the compressor fleet during 1997 and the increase in depreciation expense related to the acquisition of Ouachita.

    General and administrative expense increased 121% and 74% in the three and nine months ended September 30, 1997 compared to the same periods in 1996, due to costs related to the relocation of the Company's corporate office, severance packages paid to former employees and expenses associated with the Company's acquisition of Ouachita.

    Interest expense increased by 168% and 33% in the three and nine months ended September 30, 1997 compared to the same periods in 1996 as a result of increased debt to finance the acquisition of Ouachita.

FINANCIAL CONDITION AND LIQUIDITY

    In March 1997, the Company refinanced its existing bank credit facility to increase the amounts available for new investment and working capital. The debt is structured as a two year revolving line of credit with a $20 million maximum commitment (previous commitment was $12 million) and had a borrowing base of $12.7 million effective June 1, 1997. Under the terms of the credit agreement, the outstanding balance at the revolving period's maturity will be converted to a term note payable over 60 months. The credit agreement contains a variety of covenants and a material adverse change clause. The covenants require the Company to maintain certain ratios, prohibit the payment of cash dividends and establish maximum annual capital expenditures. The debt is collateralized by substantially all the assets of the Company. At September 30, 1997, the Company had utilized $16.8 million of its credit line.

    As a result of the acquisition of Ouachita Energy Corporation, the existing bank facility note was increased to $40 million. The Company's borrowing base also increased to $20 million. (See Note 7)

    Net cash provided by operating activities of $136,000 for the nine months ended September 30, 1997 represents a decrease from cash provided by operating activities of $2,696,000 for the same period in 1996. The decrease primarily reflects increases in compressor and compressor parts inventory, increases in prepaid expenses, increases in accounts receivable and a decrease in accounts payable. The increase of $1,537,000 in compressor and compressor parts inventory relates to newly acquired compressors during 1997. Net cash used in investing activities increased to $31.9 million in 1997 from $2.2 million in 1996 due to additions to the compressor rental fleet, the acquisition of Ouachita and a increase in debt issue costs associated with the acquisition. Net cash provided by financing activities was $31.8 million compared to net cash used in financing activities of $669,000 in 1996 as a result of the addition of $20 million in Senior and Senior Subordinated notes (See Note 7) to finance the acquisition of Ouachita and additional borrowings from the revolving line of credit. At September 30, 1997, the Company had current assets of $6.4 million and current liabilities of $4.2 million. The Company anticipates that 1997 cash flow from operations and the Company's revolving credit line will be sufficient to fund the Company's working capital and capital expenditure needs.

                                       PART II
                                  OTHER INFORMATION


ITEM 6.  EXHIBITS

    (a)  Exhibits:

         EXHIBIT
           NO.               DESCRIPTION
         -------             -----------

           27                Financial Data Schedule

    (b)  Reports on Form 8-K.

         The Company filed Form 8-K on August 6, 1997 reporting that the Company had completed the acquisition of Ouachita Energy Corporation.

         The Company filed Form 8-K/A on October 21, 1997 amending the Form 8-K filed on August 6, 1997 to include the audited Financial Statements of Ouachita Energy Corporation and Pro Forma Financial Statements relating to the acquisition of Ouachita Energy Corporation.

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EQUITY COMPRESSION SERVICES CORPORATION



DATE: November 14, 1997                By: /s/ Matthew S. Ramsey
                                          -----------------------------------
                                       MATTHEW S. RAMSEY
                                       President and Chief Executive Officer



DATE: November 14, 1997                By: /s/ Jack D. Brannon
                                          -----------------------------------
                                       JACK D. BRANNON
                                       Senior Vice President and Chief
                                       Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.     DESCRIPTION
-------   -----------

  27      Financial Data Schedule