Form 10KSB
period 1997-12-31
EQUITY COMPRESSION SERVICES CORP
filed 1998-04-15
CIK 854661

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ------------- TO -------------.

                      Commission file number 0-18205

                            ------------------------

                          OEC COMPRESSION CORPORATION

                 (Name of Small Business Issuer in its charter)

                  OKLAHOMA                             73-1345732
          (State of Incorporation)           (I.R.S. Employer Identification
                                                          No.)

          2501 CEDAR SPRINGS ROAD,                        75201
           SUITE 600, DALLAS, TX                       (Zip Code)
  (Address of principal executive offices)

    Issuer's telephone number, including              214-953-9560
                 area code

        Securities registered pursuant to Section 12(b) of the Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 TITLE OF CLASS
                     Common Stock, par value $.01 per share

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes
/X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

       Issuer's revenue for the year ended December 31, 1997--$16,027,000

   Aggregate Market Value of Voting Stock held by Non-affiliates on April 15,
                               1998--$28,009,149

   Number of Shares of Common Stock Outstanding on April 15, 1998--29,161,643

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer's Proxy Statement with respect to Annual Meeting of Stockholders to be held May 28, 1998 is incorporated by reference in Part III of the Form 10-KSB

    Transitional Small Business Issuer Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
                                                   PART I

Items 1. & 2.    Description of Business and Properties.....................................................           3

Item 3.          Legal Proceedings..........................................................................          14

Item 4.          Submission of Matters to a Vote of Security Holders........................................          14

Item 4A.         Executive Officers of the Registrant.......................................................          14

                                                         PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters and Selected
                  Financial Data............................................................................          15

Item 6.          Management's Discussion and Analysis of Financial Condition and Results of Operations......          16

Item 7.          Financial Statements.......................................................................          20

Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......          20

                                                        PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance
                  with Section 16(a) of the Exchange Act....................................................          20

Item 10.         Executive Compensation.....................................................................          20

Item 11.         Security Ownership of Certain Beneficial Owners and Management.............................          20

Item 12.         Certain Relationships and Related Transactions.............................................          21

Item 13.         Exhibits and Reports on Form 8-K...........................................................          21

                 Index to Consolidated Financial Statements.................................................         F-1

Signatures

                          OEC COMPRESSION CORPORATION
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                     PART I

ITEMS 1. AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

    OEC Compression Corporation, formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, contract management, outsourcing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

    The Company was incorporated as Hawkins Energy Corporation in the state of Oklahoma in June 1989 for the purpose of consolidating the businesses and assets of Equity Compressors, Inc. ("Equity Compressors") and ten Hawkins Exploration oil and gas limited partnerships (the "Hawkins Limited Partnership.") To effect the consolidation, the Company extended an exchange offer to the stockholders of Equity Compressors and the partners of the Hawkins Limited Partnerships. Following approval by a majority in interest of the limited partners in each of the Hawkins Limited Partnerships, the Company acquired the assets and assumed the liabilities of the Hawkins Energy Partnerships and acquired the stock of Equity Compressors, all in exchange for common stock of the Company, and commenced operations on December 29, 1989.

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

    On August 6, 1997 the Company announced the acquisition of 100% of the common stock of Ouachita Energy Corporation ("Ouachita") and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition agreements that were closed effective July 31, 1997 the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock and approximately $24 million in cash. At December 31, 1997 the combined compressor fleet consisting of Equity Compressors and Ouachita owned 669 gas compression units with a total of approximately 169,000 horsepower.

    On October 30, 1997 the Company through its wholly owned subsidiary, Sunterra Energy Corporation, entered into a venture with Prize Petroleum, L.L.C. of Tulsa, Oklahoma to form Sunterra Petroleum Company, L.L.C. The new venture was initially capitalized with oil and gas properties and cash commitments with a value in excess of $9 million. The venture will focus on oil and gas acquisitions with development opportunities. A $10 million bank credit facility has been established to allow the new entity to pursue property acquisitions and their development.

    On December 8, 1997 the Company announced that effective December 31, 1997 it would close its shop facilities in Oklahoma City, Oklahoma, Kilgore, Texas, and Columbia, Mississippi. The acquisition of Ouachita enabled the Company to consolidate the facilities operations into one state of the art facility located in West Monroe, Louisiana. Although significant costs will be incurred as a result of the closing of these facilities in the fourth quarter of 1997, the consolidation of the shop facilities will allow the company greater control over product engineering and design, better quality equipment, more reliable service and increased control over expenses at the facilities level.

    At December 31, 1997, the venture's oil and gas properties were estimated to have proved reserves of 9,425,000 thousand cubic feet ("Mcf") of natural gas and 603,000 barrels of oil of which 9,245,000 Mcf and 603,000 barrels of oil are proved developed. Natural gas reserves constituted approximately 73% of the Company's proved developed reserve base on a "gas equivalent" basis (converting each barrel of oil to 6 Mcf of natural gas, representing the estimated relative energy content of oil and natural gas), and crude oil makes up 27% of the total proved reserve base.

    During March 1998, the Company received written consents from a majority of shareholders to increase the number of authorized shares of common stock and to change the name of the Company to OEC Compression Corporation.

    The primary business plan of the Company is growth within the compression sector of the natural gas industry. The Company plans to extend its activities in the compression service sector by expanding its existing compressor fleet into larger horsepower equipment and utilize the relationships established among its expanded Board of Directors with large independents and natural gas gathering and processing companies to gain entry to that sector of the compression market. Service and sales growth will be pursued along the same approach. Oil and gas property acquisitions will be pursued through the Company's newly formed venture.

    The Company had 174 employees at year-end 1997. Its principal executive offices are maintained at 2501 Cedar Springs Road, Suite 600, Dallas, Texas 75201. Telephone (214) 953-9560.

GAS COMPRESSION OPERATIONS

    GENERAL. The Company conducts its compressor operations through Ouachita Energy Corporation, its wholly-owned subsidiary located in West Monroe, Louisiana.

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

    EQUIPMENT LEASING AND CONTRACT COMPRESSION SERVICES. At year-end 1997, the Company's service fleet included 669 compressors located in Alabama, Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. These compressors generally average 253 horsepower in size and their cost as a new unit averages about $190,000. The Company's rental fleet is comprised mostly of used, remanufactured equipment which was acquired at a substantial discount to the cost of comparable new compressor units. The fleet includes engines and compressors of various manufacturers.

    Prior to the Ouachita acquisition in the third quarter of fiscal year 1997, the Company's core business was compression rental-with-maintenance to natural gas producers, processors and pipelines. With the Ouachita acquisition, the Company commenced providing full contract compression services, which is the complete "outsourcing" of a client's compression operations to the Company.

    The size and configuration of each compressor vary depending on the particular application for which it is utilized. Consideration is given to the differential between the wellhead and pipeline flowing pressures and the volumes of gas delivered from the wellhead.

    The following table sets forth certain data concerning the Company's activity in the acquisition and leasing of compressors:

                                                                                   DECEMBER
                                                                  ------------------------------------------
                                                                    1997       1996       1995       1994
                                                                  ---------  ---------  ---------  ---------
Number of units.................................................        669        411        448        449
Horsepower utilization rate at end of period....................         80%        81%        68%        84%
Equipment horsepower at end of period...........................    169,229     46,531     48,980     49,208

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

    LEASE/CONTRACT COMPRESSION TERMS. Generally, the Company's compressors are leased or contract compression services are provided to well operators under written agreements ranging from month to month to five years. These contracts are sometimes renewed at the end of the specified term at which time the rentals and other terms may be renegotiated. The competitive marketplace determines the rental/ contract rates used in new contracts and in renewals of existing contracts. Once the minimum term has expired, the equipment continues on a month-to-month basis, with either party having the right to terminate the contract by giving a thirty-day written notice. The majority of the deployed compressors at December 31, 1997 were on the month to month basis.

    Under the typical rental-with-maintenance lease, the lessee pays the costs of transporting the compressor to the well site, installation, all fuel and other operating costs. The compressors are operated on a daily basis by the employees of the lessee. The Company maintains service departments which employ skilled compressor mechanics who service and maintain compression equipment. Under the most common type of lease, the lessee pays a flat fee for monthly compression inclusive of service, equipment rental, lubricants and all parts and maintenance. Under the typical contract compression service contract, the company provides the client with both the compression equipment and operator of that equipment. The Company's personnel are responsible for both day-to-day operation and maintenance of the provided compression equipment for a monthly service fee.

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

    COMPRESSOR SALES. The Company is also involved in the direct sales of remanufactured gas compression equipment. The Company acquires, rebuilds and sells previously owned gas compressor units to gas producers and transporters. The Company maintains an inventory of compression parts and equipment at its facility in West Monroe, Louisiana. The Company is able to sell its remanufactured equipment at a discount to the cost of comparable new equipment, and in most cases is able to customize and complete a compressor unit for a customer in substantially less time than the same customer could acquire the equipment new from the original manufacturer. The Company via its field mechanics, is responsible for the service and maintenance of its direct sales units during their ninety-day warranty period.

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

NATURAL GAS AND OIL OPERATIONS

    GENERAL. The Company acquired interests in natural gas and oil properties by acquiring the assets and assuming the liabilities of ten oil and gas limited partnerships on December 29, 1989, as a result of the exchange offer. The Company continually reviews opportunities to acquire additional producing properties, sell portions of its producing properties and conducts additional development drilling on its properties. The Company is engaged in the production and sale of natural gas, condensate and crude oil from these properties.

    The Company operates 43 of the wells in which it owns an interest. Through the first quarter of 1996, the Company engaged an affiliated company to handle the operations of the wells it controlled. During the second quarter of 1997, the Company directly assumed operations of all of its properties.

    SIGNIFICANT PROPERTIES. At December 31, 1997, the Company owned oil and gas interests in 90 producing wells, undrilled leasehold interests and related assets located in Arkansas, Kansas, Oklahoma and Texas. Exploration and development efforts have been concentrated in the Anadarko, Arkoma and Permian Basins located in the states listed above. It is expected that the Company will continue to focus on these areas in its future operations.

                                 ANADARKO BASIN

    In the Anadarko Basin, the interests owned by the Company consist of 63 gross (29.40 net) wells, of which 25 are controlled by the Company. The properties in this basin contain proved reserves totalling 5,766,626 Mcf of gas and 248,267 barrels of oil and represent approximately 53.74% of the present value of the proved reserves of the Company at December 31, 1997.

                                  ARKOMA BASIN

    In the Arkoma Basin, the interests owned by the Company consist of 18 gross (5.78 net) wells, nine of which are controlled by the Company. The properties in this basin contain proved reserves totalling 2,610,813 Mcf of gas and represent approximately 25.12% of the present value of the proved reserves of the Company as of December 31, 1997.

                                 PERMIAN BASIN

    In the Permian Basin the interest owned by the Company consists of 9 gross (8.92 net) wells, all of which are controlled by the Company. The properties in this basin contain proved reserves totalling 0 Mcf of gas and 267,244 barrels of oil and represent approximately 21.14% of the present value of the proved reserves of the Company at December 31, 1997.

    DRILLING ACTIVITIES. During the periods indicated, the Company participated in the drilling of the following development wells:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------------
                                                                               1997                    1996              1995
                                                                      ----------------------  ----------------------  -----------
                                                                         GROSS        NET        GROSS        NET        GROSS
                                                                      -----------  ---------  -----------  ---------  -----------
Development
  Productive........................................................         3.0        1.40         4.0         3.0          --
  Non-Productive....................................................         1.0         .11          --          --          --
                                                                              --                      --                      --
                                                                                         ---                     ---
  Total.............................................................         4.0        1.51         4.0         3.0          --


                                                                         NET
                                                                      ---------
Development
  Productive........................................................         --
  Non-Productive....................................................         --

                                                                            ---
  Total.............................................................         --

    PRODUCTIVE WELLS. The following table sets forth certain information relating to oil and gas wells which are producing or which are shut-in but capable of producing oil and/or gas at December 31, 1997. A "gross" well is any well in which the Company owned an interest while "net" wells equal the sum of the Company's interests in the gross wells.

                                PRODUCTIVE WELLS
                            AS OF DECEMBER 31, 1997

                                                               GROSS        NET
                                                            -----------  ---------
Oil.......................................................          30       23.49
Gas.......................................................          60       20.61

    ACREAGE. The following table sets forth the gross and net oil and gas leasehold acreage of the Company as of December 31, 1997. "Gross" acreage refers to any acreage in which the Company owns an interest while "net" acreage refers to the Company's actual proportionate interest in the acreage.

                                    ACREAGE
                            AS OF DECEMBER 31, 1997
                                   DEVELOPED

Gross Acres.........................................     30,980
Net Acres...........................................     13,456

    PROVED RESERVES. The following table reflects the proved reserves of the Company as estimated, at the dates indicated. The increase in Mcf from 1997 to 1996 is partly due to the drilling of three new gas wells which added proved reserves totalling 836,000 Mcf. All reserve information is attributable to the Company's ownership in Sunterra Petroleum L.L.C., for which there is an approximate 20% minority interest.

                           ESTIMATED PROVED RESERVES
                                 (IN THOUSANDS)

                       AS OF DECEMBER 31,
----------------------------------------------------------------
        1997                  1996                  1995
--------------------  --------------------  --------------------
Oil              Gas        Oil        Gas        Oil        Gas
Bbls             Mcf       Bbls        Mcf       Bbls        Mcf
603            9,425        930      4,989        913      3,801

    The following table sets forth the estimated future net revenues from proved reserves of the Company, before deducting the impact of federal and state income taxes. The present value of estimated future net revenues discounted at 10% per annum was prepared using constant prices of approximately $17.64 per barrel of oil and $2.26 per Mcf of gas, which were the average oil and gas prices in effect at December 31, 1997. As of April 13, 1998, the Company's average prices were approximately $14.32 per Bbl of oil and $2.18 per Mcf of gas.

               ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES
                                 (IN THOUSANDS)

Estimated Future Net Revenues Attributable to
  Production During:
1998...............................................  $   2,401
1999...............................................      2,245
2000...............................................      1,941
2001...............................................      1,674
2002...............................................      1,440
Remainder..........................................      8,179
                                                     ---------
Total..............................................  $  17,880
                                                     ---------
                                                     ---------
Net Present Value (discounted at 10% per annum)....  $  11,063
                                                     ---------
                                                     ---------

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

    Approximately 73% of the Company's proved reserves are crude oil on an equivalent unit basis, while the remaining 27% consist of natural gas. Consequently, the financial results of the Company's gas and oil production activities will be affected by positive or negative developments in the pricing of and markets for both natural gas and crude oil. In previous years the Company's proved reserve base consisted primarily of natural gas.

    The Company does not believe that the loss of any of its oil purchasers, if not replaced, would have a material adverse effect on its operations. The loss of a gas purchaser could result in contracts being executed for sales with prices less than those previously in effect or in prolonged production delays. The loss or termination of several gas purchase agreements or purchasers could, if not replaced, adversely affect the Company's financial condition. The marketing of oil and gas by the Company can be affected by a number of factors which are beyond its control, the exact effects of which cannot be accurately predicted.

    OIL AND GAS SALES PRICES AND PRODUCTION COSTS. The following table sets forth the average sales prices per barrel of oil (including condensates and other liquid hydrocarbons) and per Mcf of gas produced and the production expense (including taxes and transportation charges) per equivalent Mcf of gas production and Bbl of oil of the Company for each of the periods indicated.

                   AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
Average Sales Price per Mcf of gas produced................................  $    2.65  $    2.36  $    1.60
Average Sales Price per barrel of oil produced.............................  $   19.35  $   19.32  $   17.47
Production Cost per MCFE(1)................................................  $     .85  $     .73  $     .80
Production Cost per BOE(2).................................................  $    5.11  $    4.35  $    4.79

------------------------

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

    Commencing in late 1985, the FERC issued a series of orders (Order No. 436, Order No. 500 and related orders), which promulgated regulations designed to create a more competitive, less regulated market for natural gas. These and subsequent regulations have significantly altered the marketing and pricing of gas. Among other things, these regulations (a) require interstate pipelines that elect to transport gas for others under self-implementing authority to provide transportation services to all shippers on a non-discriminatory basis and (b) permit each existing firm sales customer of any such pipeline to modify over at least a five-year period, its existing purchase obligations. Although the new regulations do not directly regulate gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify their existing purchase obligations under these regulations has greatly enhanced the ability of producers to market their gas directly to end users and local distribution companies. In this regard, access to markets through interstate pipelines is critical to the Company's marketing initiatives.

    In April 1992, (and clarified in August 1992 and finalized in November
1992), the FERC issued Order 636, a complex regulation which has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become transporters only. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules are subject to pending court challenges by numerous parties. In addition, many of the individual pipeline restructurings are the subject of pending appeals, either before the FERC or in the courts.

    As noted, Order 636 is still in the judicial review stage. On October 29, 1996, the United States Court of Appeals for the District of Columbia Circuit denied petitions for rehearing of its earlier decision, UNITED DISTRIBUTION COMPANIES V. FERC, 88 F.3d 1105, 1191 (D.C. Cir. 1996), in which the D.C. Circuit upheld most of Order 636. However, the Court remanded to the FERC for further explanation the provisions pertaining to (1) restriction of entitlement to receive no-service to those customers who received bundled firm-sales service on May 18, 1992; (2) the twenty year term-matching cap for the right-of-first refusal mechanism; (3) two aspects of the straight fixed variable rate design mitigation measures; and (4) why, in light of Order 500 and the general cost spreading principles of Order 636, pipelines can pass through all their gas supply realignment ("GSR") transition costs to customers and why interruptible transportation customers should bear 10% of GSR costs.

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

EMPLOYEES

    At December 31, 1997, the Company had 167 full time employees and 7 part time employees. The Company has 154 employees in its gas compression operations, 6 employees in its oil and gas operations and 14 employees in its general corporate area. None of these employees are represented by a union or labor organization. The Company considers its relations with these employees to be satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 2, 1998, the Company's stockholders were issued a special proxy to consider and vote on proposals to (i) amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40,000,000 shares to 60,000,000 shares, and (ii) amend the Company's Certificate of Incorporation to change the name of the Company to "OEC Compression Corporation". On or around March 9, 1998 the Company received written consents from four shareholders representing approximately 16,176,000 shares constituting 56% of the outstanding shares of company common stock. As a consequence, both resolutions were adopted as of such date.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its discretion.

NAME                                                 AGE                         POSITION
------------------------------------------------     ---     ------------------------------------------------
Richard D. Brannon..............................         39  Chairman of the Board
Matthew S. Ramsey...............................         43  President/Chief Executive Officer
Dennis W. Estis.................................         51  Chief Operating Officer
Jack D. Brannon.................................         41  Senior Vice President/Chief Financial Officer

    The following is a brief description of the business background of each of the executive officers of the Company.

    Mr. Richard Brannon has served as Chairman of the Board since December 19, 1996. Mr. Brannon is President of Brannon Oil & Gas, Inc., an independent energy investment company. Mr. Brannon is an investor in oil and gas production, natural gas pipelines, real estate and equity investments. Mr. Brannon served as director of Cornerstone Natural Gas, Inc., a natural gas pipeline and processing company, until its sale to El Paso Natural Gas company in 1996. Mr. Brannon also previously served as an Advisory Board member to First Interstate Bank, Fort Worth. Mr. Brannon has a B.S. degree in Petroleum Engineering from the University of Texas at Austin and is a Certified Professional Engineer.

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

    Mr. Dennis Estis has served as Chief Operating Officer since August 1, 1997. Previously, he was employed by Dow Chemical, Ethyl Corporation and Production Operators, Inc., where he served as Vice President of Operations and Marketing. Mr. Estis founded Ouachita Energy Corporation in 1976. He holds two degrees from Louisiana State University: a B.S. in Chemical Engineering and an M.B.A.

    Mr. Jack Brannon has served as Senior Vice President and Chief Financial Officer since January 1, 1997. Previously, he was employed by BOK Capital Services Corporation as Senior Vice President (1994-1996) and its affiliate, Bank of Oklahoma, N.A., as Vice President, Energy Group (1984-1996). He holds three degrees from the University of Texas at Austin: a B.S. with honors, an M.A. and an M.B.A.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SELECTED FINANCIAL DATA

    As of April 15, 1998, the Company had approximately 1,270 holders of record of its common stock. The Company's stock is quoted on the NASDAQ Small Cap Market under the symbol "EQCS". Effective April 17, 1998, in connection with the change of the Company's name, such symbol was changed to "OECC". The table below reflects the high and low bid prices per share of the Company"s common stock for each calendar quarter during 1997 and 1996 as quoted by NASDAQ. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                                       1997                  1996
                                                               --------------------  --------------------
QUARTER                                                          HIGH        LOW       HIGH        LOW
-------------------------------------------------------------  ---------  ---------  ---------  ---------
First........................................................      1.688      1.188       .563       .406
Second.......................................................      2.500      1.531       .813       .406
Third........................................................      2.625      2.063       .813       .563
Fourth.......................................................      2.750      2.188      1.875       .594

    The Company has not paid any cash dividends on shares of its common stock since its organization and currently intends to continue its policy of retaining earnings, if any, for the Company's operations. The Company is prohibited by certain loan agreement provisions from paying dividends.

                            SELECTED FINANCIAL DATA

    Certain selected financial data is presented for each of the five years ended December 31.

                                                    1997          1996          1995          1994        1993
                                                ------------  ------------  ------------  ------------  ---------
                                                       (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total revenues................................  $  16,027     $   9,443     $   9,943     $  13,676     $   8,978
Net Income (loss).............................     (1,687)(1)      (160)       (1,438)(2)     1,049(3)        288
Income (loss) per common share................       (.07)         (.01)         (.11)          .08           .03
Total Assets..................................     84,365        25,810        26,041        27,914        26,357
Long-term debt:
  Current portion.............................          5           177           682         2,263           570
  Long-term portion...........................     39,076         5,362         9,000         6,967         5,666
Obligation under capital
  lease.......................................        464            --            --            --         3,220

------------------------

(1) Includes recognition of contingent warrant expense of $1,440,000.

(2) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.

(3) Includes gain on sale of oil and gas properties of $1,880,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On August 6, 1997, the Company closed its previously announced acquisition of 100% of the common stock of Ouachita and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition agreements that were closed effective July 31, 1997, the Ouachita companies' shareholders received 7.6 million shares, valued at approximately $12.5 million, of the Company's common stock and approximately $24 million in cash including related acquisition costs. The Company funded the cash portion of the purchase through $20 million in proceeds from the issuance and sale to Prudential Insurance Company of America, of $5 million of 7 year floating rate senior notes and $15 million of 10.15% senior subordinated notes with 8-10 year maturities, with the balance drawn under its existing $20 million Bank Credit Facility. Prudential Insurance Company of America also received warrants to acquire 1 million shares of the company's common stock at an exercise price of $2.80 per share. The Company's borrowing base under the Bank Credit Facility was increased from $12.7 million to $20 million upon the close of the transaction. The principal assets acquired consisted of a compressor fleet aggregating roughly 100,000 horsepower and a refabrication facility in West Monroe, Louisiana. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Ouachita are included in the Company's results of operations since the date of acquisition.

    Effective October 1, 1997, the Company through its wholly owned subsidiary, Sunterra Energy Corporation, entered into a venture with Prize Petroleum, L.L.C. of Tulsa, Oklahoma to form Sunterra Petroleum Company, L.L.C. The new venture was initially capitalized with oil and gas properties and cash commitments with a value in excess of $9 million. The venture will focus on oil and gas acquisitions with development opportunities. A $10 million bank credit facility has been provided for the new entity.

    On December 8, 1997 the Company announced that effective December 31, 1997 it would close its shop facilities in Oklahoma City, Oklahoma, Kilgore, Texas, and Columbia, Mississippi. The acquisition of Ouachita enabled the Company to consolidate the facilities operations into one state of the art facility located in West Monroe, Louisiana. Although significant costs will be incurred as a result of the closing of these facilities in the fourth quarter of 1997, the consolidation of the shop facilities will allow the company greater control over product engineering and design, better quality equipment, more reliable service and increased control over expenses at the facilities level.

    The Company reported a net loss of $1,687,000 in 1997 due principally to the recognition of contingent warrant expense of $1,440,000 during the third quarter of 1997 relating to the HACL, Ltd. transaction in December of 1996. Expenses relating to the shop closings consisting primarily of severance packages, relocation bonuses, and freight charges to relocate equipment totaled approximately $307,000. In addition, the Company recognized a loss of approximately $404,000 as a result of Inventory write downs associated with the shop closings in December 1997.

    In 1998, the Company is focused on expansion of its compressor services operation (rental & contract compression) through more efficient utilization of its existing compressor fleet as well as from fleet additions through 1) individual unit acquisitions for identified leasing opportunities, 2) Purchase/Leaseback transaction with gas producers and 3) acquisition of competing compression companies.

FINANCIAL CONDITION AND LIQUIDITY

    On March 30, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective through March, 2000, converting to a three year term loan with a seven year principal amortization. The initial borrowing base is the $40 million initial commitment. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties which have been pledged on the related venture's bank credit facility. At April 3, 1997, the unused portion was approximately $18.5 million.

    In December, 1997, Sunterra Petroleum, L.L.C., entered into a new $10 million bank revolving credit facility with borrowings limited to a borrowing base determined based on the value of the underlying oil and gas reserves. In December 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by the Sunterra subsidiary's oil and gas properties. At December 31, 1997, the unused portion of the borrowing base was $2.1 million.

    In July, 1997, the Company entered into senior subordinated term note agreements with The Prudential Insurance Company of North America (Prudential) for $15 million and $5 million. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was treated as an addition to paid-in capital. The resulting term note amount of $14,230,000 will be accreted over the 10 year term using its effective interest rate of 11.14%. The Company's cash pay-out over the term of the note is at the stated rate of 10.15%.

    Net cash provided by operating activities decreased to $2.2 million in 1997 from $3.1 million in 1996 primarily due to increased levels of accounts and income tax receivable and prepaid expense. Net cash used in investing activities increased to $36.7 million in 1997 from $3.4 million in 1996 due to additions to the compressor rental fleet, the acquisition of Ouachita and a increase in debt issue costs associated with the acquisition. Net cash provided by financing activities increased to $34.5 million from $116,000 in 1996 as a result of the addition of $20 million in senior and senior subordinated notes to finance the acquisition of Ouachita and additional borrowings from the revolving line of credit. At December 31, 1997, the Company had current assets of approximately $6.0 million and current liabilities of $4.7 million. The Company anticipates that 1998 cash flow from operations, as well as the Company's new senior bank credit facility will be sufficient to fund the Company's working capital and capital expenditure needs.

RESULTS OF OPERATIONS

1997 VERSUS 1996

    In 1997, compressor rental revenues increased $6.0 million or 92% from 1996 due to the acquisition of Ouachita, other additions to the Company's rental fleet, and increased rental income on the existing fleet. The overall compressor horsepower utilization rate of 80% remained relatively constant when compared to 81% in 1996. Revenues from Compressor sales and remanufacturing services decreased $198,000 or 17% in 1997 from 1996. This decrease reflects the Company's concentration of shop facilities on maintenance of the existing rental fleet. Gross profit from compressor sales and remanufacturing services decreased to $38,000 in 1997 from $283,000 in 1996 due to decreased margins on compressor sales, remanufacturing and other sales when compared to 1996.

    Compressor operating costs of $5,063,000 increased 92% when compared to 1996 as a result of increased horsepower on leases form the existing fleet and the fleet size increase due to the Ouachita acquisition.

    Revenues from oil and gas sales increased $864,000 or 47% in 1997 from 1996 primarily due to a 68% increase in the volume of oil sold by the Company. This increase in oil volume resulted in approximately $409,000 of the total increase in oil and gas revenues during 1997 and is the result of the successful completion of two producing oil wells and response of a secondary oil recovery project located in Texas.

    The volume of natural gas sold by the Company increased by 20% during 1997 when compared to 1996 due to the successful drilling of two development wells and the properties contributed by Prize. The average price of natural gas received by the Company increased 12% from $2.36 per Mcf in 1996 to $2.65 per Mcf in 1997. The average price per Bbl remained relatively constant at $19.35 in 1997 compared to $19.32 in 1996.

    Oil and gas operating costs for 1997 are 56% higher than for the same period in 1996 due to an increase of production taxes and expenses related to the increase in the number of producing wells. However, as a percentage of revenues, operating costs increased 2% in 1997 compared to 1996.

    Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1997 expense related to oil and gas properties is 32% higher when compared to 1996 due to the higher volumes of oil and gas produced. Depreciation of the Compressor fleet increased 65% from 1996 due to the acquisition of the Ouachita fleet. Associated with its acquisition of Ouachita, the Company changed its estimate of useful lives for certain of its compressor equipment to 20 years with capitalized overhauls on compressor rental equipment depreciated over 5 years. The effect of these changes decreased the 1997 loss from operations, net loss and loss per share (diluted) by $265,000, $165,000 and $0.01, respectively.

    The company incurred $404,000 of inventory write downs associated with the closing of the shop facilities at December 31, 1997.

    General and administrative costs increased 98% to $4,110,000 when compared to 1996. The increase relates to the relocation of the Company's corporate office, severance packages paid to former employees and expenses associated with the Company's increased level of operations subsequent to the acquisition of Ouachita.

    Shop closing costs of $307,000 consisted of severance packages of $143,000, transfer bonuses of $23,000, freight and miscellaneous costs of $130,000 and loss on sale of facilities of approximately $11,000.

    Interest expense increased to $1,884,000 in 1997 from $927,000 in 1996 due to increased debt balances primarily to finance the acquisition of Ouachita.

1996 VERSUS 1995

    In 1996, compressor rental revenue decreased $357,000 from 1995, primarily as a result of the Company's decision to remove approximately 50 compressor units from its rental fleet at the end of 1995. The overall compressor horsepower utilization rate increased to 81% in 1996 from 68% in 1995, generally, as a result of the sale of approximately 50 of the Company's idle compression units at auction during the third quarter of 1996. Revenues from compressor sales and remanufacturing services decreased $434,000 or 27% in 1996 from 1995. Gross profit of $283,000 in 1996 decreased from $518,000 during 1995. The profit margins on compressor sales and remanufacturing decreased to 24% in 1996 from 32% in 1995.

    Due to the Company's effort to minimize operating costs, compressor operating costs incurred on rental units decreased 26%. Compressor operating costs were 41% and 52% of related revenues for the years ended December 31, 1996 and 1995, respectively. This percentage decrease is related to lower operating costs on newly leased compressors.

    Revenues from the sale of oil and gas increased by $291,000 or 19% in 1996 from 1995, reflecting the increase in the average sales price per Mcf of gas of 48% from $1.60 in 1995 to $2.36 in 1996 and the increase in the average sales price per Bbl of oil of 11% from $17.47 in 1995 to $19.32 in 1996. Oil and gas operating costs for 1996 were 17% lower than for 1995, primarily due to lower overhead costs on outside operated wells.

    At December 31, 1996, the Company had oil price swaps related to its production and sale of oil which provided the Company a minimum price of $18.00 per Bbl and a maximum price of $22.90 per Bbl for 2,000 Bbls per month for the months of October 1996 through September of 1997. The swaps are accounted for as hedges of the Company's oil sales.

    Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1996 expense related to oil and gas properties is 21% lower than 1995, due to lower production volumes and an upward revision of reserves estimates. Depreciation of the compressor fleet decreased 4% in 1996 from 1995, primarily as a result of the decrease in the Company's compressor fleet.

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

    Interest expense decreased by $116,000 in 1996 compared to 1995, as a result of lower debt balances in 1996.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective January 1, 1997, resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. (See Note 1 to the consolidated financial statements). In addition, in December 1997, the Company adopted

SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. These statements, when adopted, will not have a martial effect on the Company's financial position or results of operations.

YEAR 2000

    The Company has determined that it will not be required to modify significant portions of its software to utilize dates beyond December 31, 1999. The Company presently believes that with little modifications to its existing software, the year 2000 issue can be managed.

EFFECTS OF INFLATION

    In recent years inflation has not had a significant impact on the Company's operations or financial condition. The impact of inflation on the Company in the future will depend on the relative increases, if any, the Company may realize from its compressor sales and rental rates and the selling price of its oil and gas.

ITEM 7.  FINANCIAL STATEMENTS

    The Company's Consolidated Financial Statements required by this Item begin at page F-1 following page 23 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information required by this item with respect to the Company's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the Section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

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

      2.3  Asset Purchase and Sales Agreement dated as of May 15, 1997 by and among the
             Company, OEC Acquisition Corporation, Ouachita Energy Partners, Ltd., Ouachita
             Compression Partners, L.L.C. and Dennis W. Estis.

      2.4  First Amendment to Asset Purchase and Sales Agreement dated as of July 30, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita Energy
             Partners, Ltd., Ouachita Compression Partners, L.L.C. and Dennis W. Estis.

      3.1  Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's
             Registration Statement on Form S-8 (File No. 333-23925), which Exhibit is incorporated herein by reference thereto.

      3.2  Amendment to Certificate of Incorporation. Previously filed as Exhibit 3.2 to the
             Company's Registration Statement on Form S-8 (File No. 333-23925), which
             Exhibit is incorporated herein by reference thereto.

      3.3  By-Laws. Previously filed as Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 33-30686), which Exhibit is incorporated herein by reference thereto.

      4.1  Note Agreement dated July 31, 1997 by and between the Company and Prudential Life
             Insurance Company of America.

      4.2  Subordinated Note and Warrant Purchase Agreement dated July 31, 1997 by and between the Company and Prudential Life Insurance Company of America.

      4.3  Registration Rights Agreement dated as of July 31, 1997 by and between the
             Company and Prudential Life Insurance Company of North America.

      4.4  Participation Agreement dated July 31, 1997 by and among the Company, Prudential
             Life Insurance Company of North America and certain stockholders of the
             Company.

      4.5  Registration Rights Agreement dated as August 6, 1997 by and between the Company and certain stockholders named therein.

      4.6  Common Stock Purchase Warrant dated July 31, 1997 issued by the Company to
             Prudential Life Insurance Company of America.

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

     10.3  Amended and Restated Employee Stock Option Plan. Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-23925), which
             Exhibit is incorporated herein by reference thereto. (2)

     10.4  Hawkins Energy Corporation 1994 Directors Stock Option Plan. Previously filed as
             Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended
             December 31, 1994, which Exhibit is incorporated herein by reference thereto.
             (2)

     10.5  Hawkins Energy Corporation 401(k) Plans. Previously filed as Exhibit 4(c) to the
             Company's Registration Statement on Form S-8 (File No. 33-74640), which Exhibit is incorporated herein by reference thereto. (2)

     10.6  Hawkins Energy Corporation Revolving Credit and Term Loan Agreement dated
             September 1, 1995. Previously filed as Exhibit 10.10 to the Company's Annual
             Report on Form 10-KSB for the year ended December 31, 1995, which Exhibit is incorporated herein by reference thereto.

     10.7  Hawkins Energy Corporation Director Stock Plan. Previously filed as Exhbit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-23925), which
             Exhibit is incorporated herein by reference thereto. (2)

     10.8  Fifth Amended Revolving Credit Facility dated as of July 31, 1997 between the
             Company, certain of its subsidiaries and the Bank of Oklahoma, N.A. Previously filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-QSB for the period ended June 30, 1997, which exhibit is incorporated herein by reference thereto.

     10.9  Employment Agreement dated as of August 6, 1997 among Ouachita Energy
             Corporation, the Company and Dennis W. Estis. Previously filed as Exhibit 10.3 to the Company's Quarterly report on Form 10-QSB for the period ended June 30,
             1997, which exhibit is incorporated herein by reference thereto. (2)

    10.10  Employment Agreement dated as of August 6, 1997 among Ouachita Energy
             Corporation, the Company and Andy Payne. Previously filed as Exhibit 10.4 to the Company's Quarterly report on Form 10-QSB for the period ended June 30,
             1997, which exhibit is incorporated herein by reference thereto. (2)

    10.11  Employment Agreement dated as of August 6, 1997 among Ouachita Energy
             Corporation, the Company and Dan McCormick. Previously filed as Exhibit 10.5 to the Company's Quarterly report on Form 10-QSB for the period ended June 30,
             1997, which exhibit is incorporated herein by reference thereto. (2)

     21.1  Subsidiaries of the Registrant. (1)

     23.1  Consent of Independent Accountants. (1)

     27    Financial Data Schedule. (1)

------------------------

(1) Filed herewith.

(2) Management contract or agreement.

    (b) REPORTS ON FORM 8-K

    The Company filed Form 8-K/A on October 21, 1997 amending the Form 8-K filed on August 6, 1997 to include the audited Financial Statements of Ouachita Energy Corporation and Pro Forma Financial Statements relating to the acquisition of Ouachita Energy Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EQUITY COMPRESSION SERVICES
                                CORPORATION

DATE: April 15, 1998            By:            /s/ MATTHEW S. RAMSEY
                                     -----------------------------------------
                                                 Matthew S. Ramsey
                                         CHIEF EXECUTIVE OFFICER, PRESIDENT

                                By:             /s/ JACK D. BRANNON
                                     -----------------------------------------
                                                  Jack D. Brannon
                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
    /s/ RICHARD D. BRANNON
------------------------------  Chairman of the Board and     April 15, 1998
      Richard D. Brannon          Director

    /s/ MATTHEW S. RAMSEY
------------------------------  Chief Executive Officer,      April 15, 1998
      Matthew S. Ramsey           President and Director

  /s/ CHARLES M. BUTLER, III
------------------------------  Director                      April 15, 1998
    Charles M. Butler, III

       /s/ RAY C. DAVIS
------------------------------  Director                      April 15, 1998
         Ray C. Davis

     /s/ DENNIS W. ESTIS
------------------------------  Director                      April 15, 1998
       Dennis W. Estis

     /s/ JAMES D. FINLEY
------------------------------  Director                      April 15, 1998
       James D. Finley

    /s/ NEAL A. HAWTHORNE
------------------------------  Director                      April 15, 1998
      Neal A. Hawthorne

    /s/ CLIFFORD S. LEWIS
------------------------------  Director                      April 15, 1998
      Clifford S. Lewis

      /s/ ANDY C. PAYNE
------------------------------  Director                      April 15, 1998
        Andy C. Payne

       /s/ DON E. SMITH
------------------------------  Director                      April 15, 1998
         Don E. Smith

    /s/ JON P. STEPHENSON
------------------------------  Director                      April 15, 1998
      Jon P. Stephenson

     /s/ KELCY L. WARREN
------------------------------  Director                      April 15, 1998
       Kelcy L. Warren

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of independent accountants..........................................................................         F-2

Consolidated balance sheets................................................................................         F-3

Consolidated statements of operations......................................................................         F-4

Consolidated statements of changes in stockholders' equity.................................................         F-5

Consolidated statements of cash flows......................................................................         F-6

Notes to consolidated financial statements.................................................................         F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

OEC Compression Corporation

    We have audited the consolidated balance sheets of OEC Compression Corporation, formerly Equity Compression Services Corporation ("the Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
March 30, 1998

                          OEC COMPRESSION CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents.................................................................  $       1  $      10
  Accounts receivable, less allowance for doubtful accounts of $75 and $76 in 1997 and 1996,
    respectively............................................................................      2,782      1,220
  Accounts receivable--related party........................................................     --             25
  Income tax receivable.....................................................................        212     --
  Compressors and compressor parts inventory................................................      2,674      1,476
  Other.....................................................................................        282         52
                                                                                              ---------  ---------
    Total current assets....................................................................      5,951      2,783
Property and equipment, net (Note 5)........................................................     76,888     22,280
Notes receivable--related party.............................................................        332     --
Goodwill and other intangibles, net of amortization of $1,819 in 1997 and $1,742 in 1996....      1,175        742
Other assets, net...........................................................................         19          5
                                                                                              ---------  ---------
Total Assets................................................................................  $  84,365  $  25,810
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Current Liabilities:
  Current portion of long-term debt.........................................................  $       5  $     177
  Current portion of capital lease obligations..............................................        251     --
  Accounts payable and accrued liabilities..................................................      4,435      1,806
  Income tax payable........................................................................     --             13
                                                                                              ---------  ---------
    Total current liabilities...............................................................      4,691      1,996
Long-term debt..............................................................................     39,076      5,362
Capital lease obligations...................................................................        213     --
Deferred income taxes.......................................................................     10,142      3,566
Other.......................................................................................         90         89
                                                                                              ---------  ---------
Total Liabilities...........................................................................     54,212     11,013
                                                                                              ---------  ---------
Minority interest...........................................................................      1,418     --
Commitments (Note 11)
Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued................     --         --
  Common stock, $.01 par value, 40,000,000 shares authorized, 29,080,710 and 21,049,235 shares issued and 29,071,643 and 21,040,168 outstanding in 1997 and 1996,
    respectively............................................................................        290        210
  Additional paid-in capital................................................................     31,797     17,692
  Accumulated deficit.......................................................................     (3,343)    (1,656)
  Treasury stock, at cost (9,067 shares in 1997 and 1996)...................................         (9)        (9)
  Deferred expense--contingent warrants.....................................................     --         (1,440)
                                                                                              ---------  ---------
Total stockholders' equity..................................................................     28,735     14,797
                                                                                              ---------  ---------
Total Liabilities and Stockholders' Equity..................................................  $  84,365  $  25,810
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                      (IN THOUSANDS, EXCEPT FOR
                                                                                         PER SHARE AMOUNTS)
Revenues:
  Compressor rentals and service fees............................................  $  12,363  $   6,445  $   6,802
  Compressor sales and remanufacturing...........................................        979      1,177      1,611
  Oil and gas sales..............................................................      2,685      1,821      1,530
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................     16,027      9,443      9,943
                                                                                   ---------  ---------  ---------
Operating Expenses:
  Operating costs-compressors....................................................      5,063      2,643      3,558
  Cost of compressor sales and remanufacturing...................................        941        894      1,093
  Operating costs-oil and gas....................................................        804        516        621
  Depreciation, depletion and amortization.......................................      3,605      2,096      2,253
  Inventory write down...........................................................        404     --         --
  Shop closing costs.............................................................        307     --         --
  General and administrative.....................................................      4,110      2,080      1,881
  Amortization of intangibles....................................................         82        105         73
  Provision to reduce the carrying value of compressor equipment (Note 4)........     --         --          1,790
                                                                                   ---------  ---------  ---------
    Total expenses...............................................................     15,316      8,334     11,269
                                                                                   ---------  ---------  ---------
Income (loss) from operations....................................................        711      1,109     (1,326)
                                                                                   ---------  ---------  ---------
Other income (expense):
  Gain (loss) on sale of assets..................................................         10       (437)       (23)
  Interest and other income......................................................         52         26        102
  Interest expense...............................................................     (1,884)      (927)    (1,043)
  Contingent warrant expense.....................................................     (1,440)    --         --
  Minority interest in results of oil and gas operations.........................        (60)    --         --
                                                                                   ---------  ---------  ---------
                                                                                      (3,322)    (1,338)      (964)
                                                                                   ---------  ---------  ---------
Loss before income taxes.........................................................     (2,611)      (229)    (2,290)
Income tax benefit...............................................................        924         69        852
                                                                                   ---------  ---------  ---------
Net loss.........................................................................  $  (1,687) $    (160) $  (1,438)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic and diluted loss per common share..........................................  $    (.07) $    (.01) $    (.11)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average number of shares outstanding....................................     24,196     13,687     12,931
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                                   DEFERRED
                                                            ADDITIONAL    RETAINED                 EXPENSE--
                                                 COMMON       PAID-IN     EARNINGS     TREASURY   CONTINGENT
                                                  STOCK       CAPITAL     (DEFICIT)     STOCK      WARRANTS      TOTAL
                                               -----------  -----------  -----------  ----------  -----------  ---------
Balances, December 31, 1994..................   $     130    $  12,114    $      52         (206)  $  --       $  12,090
  Sale of treasury stock (99,400 shares).....      --           --              (62)         108      --              46
  Net loss...................................      --           --           (1,438)      --          --          (1,438)
                                                    -----   -----------  -----------  ----------  -----------  ---------
Balances, December 31, 1995..................   $     130    $  12,114    $  (1,448)  $      (98)  $  --       $  10,698
                                                    -----   -----------  -----------  ----------  -----------  ---------
  Sale of stock (8,000,000 shares)...........          80        4,138       --           --          --           4,218
  Issuance of contingent warrants............      --            1,440       --           --          (1,440)     --
  Sale of treasury stock (78,200 shares).....      --           --              (48)          89      --              41
  Net loss...................................      --           --             (160)      --          --            (160)
                                                    -----   -----------  -----------  ----------  -----------  ---------
Balances, December 31, 1996..................   $     210    $  17,692    $  (1,656)  $       (9)  $  (1,440)  $  14,797
                                                    -----   -----------  -----------  ----------  -----------  ---------
  Exercise of Stock Options..................           1           73       --           --          --              74
  Issuance of shares in connection with
    Ouachita Acquisition (7.6 million
    shares)..................................          76       12,464       --           --          --          12,540
  Issuance of shares in connection with
    settlement of liability (Note 2).........           3          698       --           --          --             701
  Vesting of contingent warrants.............      --           --           --           --           1,440       1,440
  Warrants issued in connection with secured
    senior subordinated term note............      --              870       --           --          --             870
  Net loss...................................      --           --           (1,687)      --          --          (1,687)
                                                    -----   -----------  -----------  ----------  -----------  ---------
Balances, December 31, 1997..................   $     290    $  31,797    $  (3,343)  $       (9)  $  --       $  28,735
                                                    -----   -----------  -----------  ----------  -----------  ---------
                                                    -----   -----------  -----------  ----------  -----------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.......................................................................  $   (1,687) $    (160) $  (1,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depletion, depreciation, and amortization......................................       3,687      2,201      2,326
  Accretion of discount on debt..................................................          19
  Provision to reduce the carrying value of compressor equipment.................      --         --          1,790
  Deferred taxes.................................................................        (709)      (131)      (958)
  Loss on sale of assets.........................................................           1        437         23
  Inventory write down...........................................................         404     --         --
  Contingent warrant expense.....................................................       1,440     --         --
  Minority interest in results of oil and gas operations.........................          60     --         --
Changes in operating assets and liabilities:
  Accounts receivable............................................................      (1,157)       106       (564)
  Allowance for doubtful accounts................................................          (1)        51         52
  Notes receivable...............................................................          27        571         98
  Compressors and parts inventory................................................        (209)       (18)      (234)
  Accounts payable and accrued liabilities.......................................         720        (47)        25
  Other..........................................................................        (397)       124        (72)
                                                                                   ----------  ---------  ---------
    Net cash provided by operating activities....................................       2,198      3,134      1,048
                                                                                   ----------  ---------  ---------
Cash flows from investing activities:
  Acquisitions of compressor and other equipment.................................     (11,788)    (3,580)    (1,753)
  Acquisition of Subsidiary......................................................     (23,831)    --         --
  Proceeds from sale of compressor and other equipment...........................         349        724        291
  Additions to oil and gas properties............................................        (877)      (732)    (2,534)
  Proceeds from disposition of oil and gas properties............................           4        174     --
  Cash held for reinvestment in oil and gas properties...........................      --         --          2,513
  Increase in goodwill and other assets..........................................        (525)        (3)        (1)
                                                                                   ----------  ---------  ---------
Net cash used in investing activities............................................     (36,668)    (3,417)    (1,484)
                                                                                   ----------  ---------  ---------

                          OEC COMPRESSION CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                  1997          1996       1995
                                                                              -------------  ----------  ---------
                                                                                         (IN THOUSANDS)
Cash flows from financing activities:
  Sale of treasury stock....................................................  $    --        $       41  $      46
  Payments of capital lease obligations.....................................           (144)     --         --
  Proceeds of long term debt................................................         40,336       6,752      1,804
  Payments on long term debt................................................         (5,805)    (10,895)    (1,352)
  Proceeds of stock issuance................................................             74       4,218     --
                                                                              -------------  ----------  ---------
  Net cash provided by financing activities.................................         34,461         116        498
                                                                              -------------  ----------  ---------
Net increase (decrease) in cash and cash equivalents........................             (9)       (167)        62
Cash and cash equivalents beginning of year.................................             10         177        115
                                                                              -------------  ----------  ---------
Cash and cash equivalents end of year.......................................  $           1  $       10  $     177
                                                                              -------------  ----------  ---------
                                                                              -------------  ----------  ---------
Supplemental disclosure of cash flow information:
  Interest paid.............................................................  $       1,646  $      947  $     952
                                                                              -------------  ----------  ---------
                                                                              -------------  ----------  ---------
  Income taxes paid.........................................................  $          35  $       48  $     170
                                                                              -------------  ----------  ---------
                                                                              -------------  ----------  ---------
Non-cash investing and financing activities:
    Issuance of common stock in connection with acquisition of subsidiary...  $  12,540,000      --         --
    Capital leases assumed in connection with acquisition of subsidiary.....  $     608,000      --         --
    Issuance of warrants in connection with secured senior subordinated term
      note..................................................................  $     870,000      --         --
    Issuance of common stock in connection with settlement of liability
      (Note 2)..............................................................  $     701,000      --         --
    Contribution of oil and gas properties by minority interest owner.......  $   1,358,000      --         --

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    OEC Compression Corporation, formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Compressors, Inc. ("Equity Compressors"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its 80% owned oil and gas venture Sunterra Petroleum Company, L.L.C. All intercompany transactions have been eliminated.

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

    COMPRESSORS AND COMPRESSOR PARTS INVENTORY

    Compressors and compressor parts are carried at the lower of cost or market, using specific identification of costs and weighted average costs, respectively. At December 31, compressor and compressor parts inventory consisted of:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Compressor Work in Progress................................................  $     612  $     335
Cylinders..................................................................        743         99
Parts and Supplies.........................................................      1,319      1,042
                                                                             ---------  ---------
                                                                             $   2,674  $   1,476
                                                                             ---------  ---------
                                                                             ---------  ---------

    OIL AND GAS OPERATIONS

    Effective October 1, 1997, the Company through its wholly-owned subsidiary, Sunterra, entered into a venture with Prize Petroleum, L.L.C. of Tulsa, Oklahoma to form Sunterra Petroleum Company, L.L.C. The new venture was capitalized with all of the Company's oil and gas properties and oil and gas properties contributed by Prize valued at $1,358,000. The venture will focus on oil and gas acquisitions with development opportunities. At December 31, 1997, the Company has an approximate 80% ownership in the venture which interest will decline in the future to a minimum interest of 51% as Prize makes additional contributions of oil and gas properties. The Company has effective control over the operations of the venture and has consolidated the results of the venture for the period of October 1, 1997 through December 31, 1997.

    The Company accounts for its oil and gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all

                          OEC COMPRESSION CORPORATION

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized using the units-of-production method based on proved oil and gas reserves. Prior to 1997, the Company's oil and gas reserves were estimated annually by independent petroleum engineers. Beginning in 1997, the Company's oil and gas reserves are estimated by a petroleum engineer who is an employee of the Company.

    The depreciation, depletion and amortization rates were $.43, $.37 and $.43 per equivalent Mcf produced in 1997, 1996 and 1995, respectively. As of December 31, 1997, no unevaluated properties or major development projects were excluded from the amortization base. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. Changes in reserve estimates or a decline in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties (see Note 13).

    Sales and abandonment's of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of the Company's oil and gas properties are located in the United States, a single cost center is used.

    PROPERTY AND EQUIPMENT

    Compressor equipment held by the Company for rental purposes is stated at cost and depreciated on a straight-line basis over an estimated 12, 15 or 20 year useful life. Associated with its acquisition of Ouachita, the Company changed its estimate of useful lives for certain of its compressor equipment to 20 years with capitalized overhauls on compressor rental equipment depreciated over 5 years. The effect of these changes decreased the 1997 loss from operations, net loss and loss per share (diluted) by approximately $265,000, $165,000 and $0.01, respectively. Buildings and other equipment are stated at cost and depreciated over their estimated useful lives of 30 years and 5 years, respectively.

    Repairs and maintenance are charged to expense as incurred and major overhauls and betterments are capitalized. Upon sale or retirement of equipment, the cost of the equipment disposed of and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

    Long-lived assets are evaluated for impairment whenever events or changes and circumstances indicate that the carrying value of an asset may not be recoverable. Assets determined to be impaired based on estimated undiscounted future net cash flows are reduced to estimated fair value. Changes in such estimates could cause the Company to reduce the carrying value of its property and equipment and goodwill.

    GOODWILL AND OTHER INTANGIBLES

    Goodwill is amortized using the straight-line method over the estimated benefit periods of twenty-four to thirty years. Non-compete agreements are amortized using the straight-line method over the life of the agreement of seven years. Debt issue costs are amortized using the straight-line method over the life of the agreements ranging from 7 to 10 years.

                          OEC COMPRESSION CORPORATION

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GAS BALANCING

    The Company accounts for oil and gas revenue on the sales method--recording revenues earned when gas is delivered. During such times as the Company's sales of gas exceeds its percentage ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Company's share of total estimated reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1997, based on the year-end price of $2.26 per mcf, the Company estimates its balancing position to be approximately $80,000 on under-produced properties and $120,000 on overproduced properties. The Company's policy is to record lease operating costs from all wells to correspond with the related recognition of revenue.

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

    STOCK BASED COMPENSATION

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1997, 1996 and 1995, no compensation expense has been recognized. As provided by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company has disclosed the pro forma effects of recording compensation for such option grants based on their fair value in Note 9 to the financial statements.

    CONCENTRATIONS OF CREDIT RISK

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

    SHOP CLOSING COSTS

    In the fourth quarter of 1997, the Company recognized a $307,000 charge in connection with the closure of its Oklahoma City, Oklahoma, Kilgore, Texas and Columbia, Mississippi shop facilities. The charge was comprised of provisions for approximately $143,000 related to severance costs, approximately $130,000 for moving and relocation costs, approximately $23,000 for transfer bonuses and approximately

                          OEC COMPRESSION CORPORATION

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$11,000 related to the loss on sale of the Columbia, Mississippi facility. Approximately $34,000 of the costs were paid in 1997. The Company expects the remaining $273,000 of costs to be paid during 1998.

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

    EARNINGS PER SHARE

    In December 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective January 1, 1997, resulting in the replacement of primary earnings per share (EPS) with a newly defined basic EPS and modification to the computation of diluted EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. Approximately 10,897,000 and 637,500 of common stock options and warrants outstanding at December 31, 1997 and December 31, 1996, respectively, were excluded from the computation of diluted EPS because their effect on EPS would have been anti-dilutive for those periods.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In addition, in June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. These statements, when adopted, will not have a material effect on the Company's financial position or results of operations.

NOTE 2 ACQUISITION OF SUBSIDIARY

    On August 6, 1997, the Company completed the acquisition of 100% of the common stock of Ouachita Energy Corporation and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock valued at $12,540,000, and approximately $24 million in cash. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Ouachita are included in the Company's results of

                          OEC COMPRESSION CORPORATION

NOTE 2 ACQUISITION OF SUBSIDIARY (CONTINUED) operations since the date of acquisition. The aggregate purchase price of $36,560,000 has been allocated as follows:

Current assets.............................................  $ 3,305,000
Compressor equipment.......................................   41,730,000
Buildings and equipment....................................    2,210,000
Current liabilities........................................   (2,507,000)
Deferred income tax liability..............................   (8,178,000)
                                                             -----------
                                                             $36,560,000
                                                             -----------
                                                             -----------

    The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 assuming the acquisition occurred as of January 1, 1997 and 1996 respectively, are as follows:

                                                           1997           1996
                                                       -------------  -------------
Revenue..............................................  $  23,600,000  $  18,783,000
Net Loss.............................................  $  (3,700,000) $  (1,963,000)
Loss Per Share.......................................  $        (.13) $        (.09)

    A liability to the former owner of Ouachita totalling approximately $701,000 which was assumed in the acquisition was subsequently settled by the issuance of an additional 286,475 shares of the Company's common stock.

NOTE 3 SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

    Effective December 19, 1996, the Company sold to a private investment group
(HACL) 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in-capital. The "fair value" of the warrants was estimated by an independent valuation firm to be $1,440,000, which the Company reported as an addition to paid-in-capital offset by a deferred expense contra-equity account. A committee of the Board of Directors determined that the warrants fully vested during the third quarter of 1997. Accordingly, the $1,440,000 was expensed in the third quarter of 1997. The warrants for the corresponding 8,000,000 shares of common stock have not been exercised.

NOTE 4 PROVISION TO REDUCE THE CARRYING VALUE OF COMPRESSOR EQUIPMENT

    At December 31, 1995, associated with the highly competitive marketplace for compression rental equipment and the low utilization rates experienced on certain of the Company's equipment, the Company identified certain equipment which it intended to dispose of. Accordingly, the book value of the equipment was reduced to its estimated fair value of approximately $800,000, resulting in a provision to reduce the carrying value of the equipment of $1,790,000. These and certain other compressors disposed of in the third quarter of 1996 generated proceeds of approximately $156,000 and resulted in an additional loss of

                          OEC COMPRESSION CORPORATION

NOTE 4 PROVISION TO REDUCE THE CARRYING VALUE OF COMPRESSOR EQUIPMENT
(CONTINUED)
$372,000. For the year ended December 31, 1995, these compressors generated revenues of approximately $338,000 and depreciation expense of $246,000.

NOTE 5 PROPERTY AND EQUIPMENT

                                                                                      1997       1996
                                                                                   ----------  ---------
                                                                                      (IN THOUSANDS)
Land and building................................................................  $    1,693  $     307
Oil and gas properties, full cost method.........................................      37,374     35,102
Compressor equipment.............................................................      76,056     23,489
Other equipment..................................................................       2,317        479
                                                                                   ----------  ---------
                                                                                      117,440     59,377
Less accumulated depreciated, depletion and amortization.........................      40,552     37,097
                                                                                   ----------  ---------
Net property and equipment.......................................................  $   76,888  $  22,280
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    On August 1, 1997, the Company acquired $41,730,000 of compressor equipment, $1,649,000 of land and buildings and $561,000 of other equipment as a result of the acquisition of Ouachita Energy Corporation.

NOTE 6 LONG-TERM DEBT

                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                  (IN THOUSANDS)
LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
  8.25% Revolving line of credit (a) (d).....................................................  $  17,926  $   5,358
  8.25% Revolving line of credit due December, 1999 (b) (d)..................................      2,000     --
  Secured Senior Subordinated Term Note due July, 2007 (c) (d)...............................     14,149     --
  Senior Floating Rate Secured Term Note due July, 2004 (interest at LIBOR, 8.25% at December
    31, 1997) (c) (d)........................................................................      5,000     --
  Notes payable other........................................................................          6        181
                                                                                               ---------  ---------
  Total debt.................................................................................     39,081      5,539
  Less current portion.......................................................................          5        177
                                                                                               ---------  ---------
  Total long-term debt.......................................................................  $  39,076  $   5,362
                                                                                               ---------  ---------
                                                                                               ---------  ---------

------------------------

(a) On March 10, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective through March, 2000, converting to a three term loan with a seven year principal amortization. The initial borrowing base exceeds the $40 million initial commitment. The credit facility is collateralized by substantially all of the assets of the

                          OEC COMPRESSION CORPORATION

NOTE 6 LONG-TERM DEBT (CONTINUED)
    Company with the exception of the Company's oil and gas properties which have been pledged on the related venture's bank credit facility. (See (d)).

(b) In December, 1997, Sunterra Petroleum, L.L.C., entered into a new $10 million bank revolving credit facility with borrowings limited to a borrowing base determined based on the value of the underlying oil and gas reserves. In December, 1999, the revolver converts to a four year term loan. The credit facility is collateralized by the venture's oil and gas properties. At December 31, 1997, the unused portion was $8,000,000.

(c) In July, 1997, the Company entered into senior subordinated term note agreements with The Prudential Insurance Company of North America (Prudential) for $15 million and $5 million. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was reported as an addition to paid-in capital and as a discount on the notes. The resulting term note amount of $14,130,000 will be accreted over the 10 year term using its effective interest rate of 11.14%.

(d) Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During 1997, the Company was not in compliance with certain covenants of its debt agreements, which were waived by the lender.

    Long-term debt maturities as of December 31, 1997 are $5,000, $1,000, $2,420,000, $3,060,000 and $3,060,000 in 1998, 1999, 2000, 2001, and 2002,
respectively, with a remainder of $30,535,000 due in subsequent years. Based on the interest rates currently available to the Company for borrowings with similar terms and maturities, the long-term debt at December 31, 1997 approximates fair value.

NOTE 7 CAPITAL LEASES

    The Company has vehicles under capital lease agreements with a cost of $574,039 and accumulated amortization of $109,950.

                          OEC COMPRESSION CORPORATION

NOTE 7 CAPITAL LEASES (CONTINUED)
    Future minimum lease payments for the above assets under capital leases at December 31, 1997 are as follows:

1998.............................................  $ 303,000
1999.............................................    220,000
2000.............................................     30,000
2001.............................................     14,000
2002.............................................      2,000
                                                   ---------
Total minimum obligations........................    569,000
Interest.........................................   (105,000)
                                                   ---------
Present value of net minimum obligations.........    464,000
Current portion..................................   (251,000)
                                                   ---------
Long term portion................................  $ 213,000
                                                   ---------
                                                   ---------

NOTE 8 INCOME TAXES

    Consolidated income tax benefit for each of the three years in the period ended December 31, 1997, consists of the following components:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Current provision (benefit)....................................................  $    (182) $      28  $      20
Deferred benefit...............................................................       (742)       (97)      (872)
                                                                                 ---------        ---  ---------
Total income tax benefit.......................................................  $    (924) $     (69) $    (852)
                                                                                 ---------        ---  ---------
                                                                                 ---------        ---  ---------

    The Company's effective tax rate on pre-tax income differs from the U.S. federal statutory regular tax rate as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
U.S. statutory regular tax rate............................................        (34)%        (34)%        (34)%
State taxes................................................................         (4)%         (4)%         (4)%
Goodwill and other.........................................................          2%           8%           1%
                                                                                   ---          ---          ---
Total......................................................................        (36)%        (30)%        (37)%
                                                                                   ---          ---          ---
                                                                                   ---          ---          ---

                          OEC COMPRESSION CORPORATION

NOTE 8 INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities are comprised of the following at December 31, 1997 and 1996:

                                                                                       1997       1996
                                                                                     ---------  ---------
                                                                                        (IN THOUSANDS)
Deferred tax assets:
  Allowances for losses............................................................  $      29  $      29
  Net operating loss carryforward..................................................      3,543      1,219
  Alternative minimum tax credit carryforward......................................        602        358
  Warrant expense deferred for income tax purposes.................................        547     --
                                                                                     ---------  ---------
      Gross deferred tax assets....................................................      4,721      1,606
Deferred tax liabilities:
  Property and equipment--depreciation
    depletion and amortization.....................................................     14,863      5,172
                                                                                     ---------  ---------
    Gross deferred tax liabilities.................................................     14,863      5,172
                                                                                     ---------  ---------
Net deferred tax liability.........................................................  $  10,142  $   3,566
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    At December 31, 1997, the Company had net operating loss carryforwards for regular tax purposes of $9,323,000, which expire in 2009 through 2012.

NOTE 9 COMPENSATION PLANS

    EMPLOYEE STOCK OPTION PLAN. On August 8, 1989, the Board of Directors of the Company adopted and its stockholders approved an Employee Stock Option Plan (the "Stock Option Plan") which became effective on that date. An aggregate of 130,000 shares of common stock were initially available for sale upon exercise of options granted under the Stock Option Plan, provided that the number of shares available for options which may be granted under the Stock Option Plan will automatically be increased without action of the directors or stockholders of the Company to an amount equal to (when added to the number of shares of common stock subject to all other options granted by the Company) 8% of the issued and outstanding shares of common stock upon each issuance of shares of common stock occurring after February 28, 1990 (other than issuance's of shares upon the exercise of options granted under the Stock Option Plan). The Board of Directors may make authorized but unissued common stock available for the exercise of options or it may utilize shares held in treasury. On February 24, August 6, and December 29, 1997, the Board of Directors approved the issuance of 535,000, 200,000, and 599,240 stock options under the Stock Option Plan. The Stock Option Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options are not "incentive stock options", as such term is defined in Internal Revenue Code Section 422A. As of December 31, 1997, options to acquire 1,594,240 shares of common stock at prices ranging from $.050 to $2.25 were outstanding.

    DIRECTOR STOCK OPTION PLANS. On August 8, 1989, the Board of Directors adopted and the stockholders approved a Director Stock Option Plan (the "1989 Director Plan") which became effective on that date. An aggregate of 170,000 shares of common stock are available for sale upon exercise of options granted under the 1989 Director Plan. At December 31, 1997, options for 30,000 shares at a price of $2.50 were exercisable. As of December 31, 1997, no options had been exercised. The 1989 Director Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code
Section 422A.

                          OEC COMPRESSION CORPORATION

NOTE 9 COMPENSATION PLANS (CONTINUED)

    On May 25, 1994, the Board of Directors adopted and the stockholders approved the 1994 Director Stock Option Plan which became effective on that date. Options to acquire an aggregate of 355,000 shares of common stock were initially granted; however, options to acquire 280,000 shares of common stock were surrendered for cancellation in 1996. At December 31, 1997, options for 75,000 shares at a price of $1.40 were exercisable. As of December 31, 1997, no options had been exercised. These options expire on May 24, 2004.

    On March 27, 1996, the Board of Directors adopted and on May 29, 1996, the stockholders approved the Director Stock Plan, which became effective on the date of its approval by the Company's stockholders. Under the Director Stock Plan, non-qualified stock options may be issued to non-employee directors of the Company. An aggregate of 250,000 shares of common stock are reserved for issuance upon the exercise of options granted under the Director Stock Plan. The Director Stock Plan provided for, effective upon its approval by the Company's stockholders, the automatic grant to eligible directors of an option to purchase either (i) 50,000 shares of common stock, if such eligible director had been an employee of the Company at any time, or (ii) 17,500 shares of common stock, if such eligible director had never been an employee of the Company. On each anniversary of each eligible director's election to the Board for the term as a director which he or she is currently serving, each such director will be granted an option to purchase 5,000 shares of common stock. In addition, upon an eligible director's initial election or appointment to the Board, such director will receive the grant of an option to purchase 10,000 shares of common stock. At December 31, 1997, options to acquire 182,500 shares of common stock at prices ranging from $0.56 to $2.32 were outstanding. As of December 31, 1997, 32,500 options issued under the Director Stock Plan had been exercised. The Director Stock Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options", as such term is defined in Internal Revenue Code Section 422A.

    Activity pertaining to the Company's employee and director stock option plans is as follows:

                                                                           NUMBER OF   WEIGHTED AVERAGE
                                                                             SHARES     EXERCISE PRICE
                                                                           ----------  -----------------
Outstanding at December 31, 1994.........................................     540,000      $    1.78
Granted..................................................................      --             --
Exercised................................................................      --             --
Canceled.................................................................      --             --
                                                                           ----------         ------
Outstanding at December 31, 1995.........................................     540,000      $    1.78
Granted..................................................................     517,500           0.58
Exercised................................................................      --             --
Canceled.................................................................    (420,000)         (1.40)
                                                                           ----------         ------
Outstanding at December 31, 1996.........................................     637,500      $    0.81
Granted..................................................................   1,404,240           1.86
Exercised................................................................    (145,000)          (.51)
Canceled.................................................................      --             --
                                                                           ----------         ------
Outstanding at December 31, 1997.........................................   1,896,740      $    1.61
                                                                           ----------         ------
                                                                           ----------         ------

                          OEC COMPRESSION CORPORATION

NOTE 9 COMPENSATION PLANS (CONTINUED)
                              OUTSTANDING OPTIONS

                                                  WEIGHTED
                             WEIGHTED AVERAGE      AVERAGE
  EXERCISE      NUMBER OF        REMAINING        EXERCISE
   PRICES        SHARES      CONTRACTUAL LIFE*      PRICE
-------------  -----------  -------------------  -----------
$ 0.50 - 1.00     332,500          33.0Years      $    0.51
$ 1.00 - 2.00     670,000          33.3Years      $    1.34
$ 2.00 - 2.50     894,240          38.1Years      $    2.22

    As of December 31, 1997, options on 453,800 shares were exercisable.

* Upon termination of employment or board service the option term becomes four years from date of termination.

    The Company applies APB Opinion No. 25 in accounting for its employee and director stock option plans. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1997 and 1996. Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" net loss per share would have been as follows:

                                                                                         1997       1996
                                                                                       ---------  ---------
Net loss (in thousands)
  As reported........................................................................  $  (1,687) $    (160)
  Pro forma..........................................................................  $  (1,874) $    (348)
Loss per share (diluted)
  As reported........................................................................  $   (0.07) $    (.01)
  Pro forma..........................................................................  $   (0.08) $    (.03)

    The fair value of each option granted is estimated using the Black-Scholes model. The Company's estimated stock volatility was 86% and 96% for 1997 and 1996 based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 6% in 1997 and 1996. Expected life was estimated at four to eight years based on prior experience depending on the vesting periods involved and the make up of participating employees within each grant. The weighted average fair value of options granted during 1997 and 1996, as estimated using the Black-Scholes option pricing model, was $1.08 and $.38, respectively.

    EMPLOYEE BENEFIT PLAN. Substantially all of the Company's employees are covered by a defined contribution 401(k) plan adopted in 1991. The Company matches 50% of the employee contributions up to a limit of 4% of employee annual earnings. All matching contributions are made in Company stock. Total expense related to the plan amounted to $50,000 in 1997, $41,000 in 1996 and $48,000 in 1995.

    OTHER. Non-qualified options for 15,000 shares at a price of $2.50 per share were granted to a former employee of the Company in 1990, all of which are currently exercisable with an expiration date of January 2030.

                          OEC COMPRESSION CORPORATION

NOTE 10 TRANSACTIONS WITH RELATED PARTIES

    Through its acquisition of Ouachita, the Company acquired a note receivable of approximately $332,000 from the former owner of Ouachita, who is now a director and officer of the Company.

    On December 31, 1997, the Company sold its facility located in Columbia, Mississippi to a current member of the Company's Board of Directors. The Company received $316,000 in cash resulting in a loss of $11,000.

    The Company maintains a rent and expense sharing agreement with an affiliate. At December 31, 1997, the Company was owed approximately $11,000 from the affiliate.

    The Company earned compressor rental revenues from affiliates totaling $341,000 in 1997, $32,000 in 1996 and $104,000 in 1995. At December 31, 1997 the
Company was owed approximately $135,000 on rental revenues earned in 1997.

    Amounts have been accrued in the years ended December 31 by the Company to an affiliate for general and administrative overhead including rent, production and drilling overhead as follows: $0 in 1997, $53,000 in 1996 and $135,000 in 1995.

NOTE 11 COMMITMENTS

    The Company leases compressor equipment under contracts with terms ranging from month-to-month to five years. The future revenues to be received under contracts at December 31, 1997 are $6,373,000, $4,235,000, $1,726,000, $867,000
and $74,000 in 1998, 1999, 2000, 2001 and 2002, respectively.

    The Company leases facilities for its corporate and field offices with lease terms ranging from month-to-month to three years. The Company has certain other operating leases for other facilities, office equipment and automobiles. Future minimum rental payments under these leases total $542,000, $448,000, $398,000, $316,000 and $316,000 for 1998, 1999, 2000, 2001 and 2002, respectively. The
Company's rental expenses were $467,000, $431,000 and $400,000 in 1997, 1996 and
1995, respectively.

                          OEC COMPRESSION CORPORATION

NOTE 12  INDUSTRY SEGMENT INFORMATION

                         OPERATIONS BY INDUSTRY SEGMENT

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Revenues:
Compressor operations............................................................  $  13,401  $   7,679  $   8,470
Oil and gas......................................................................      2,685      1,821      1,530
Intersegment.....................................................................        (59)       (57)       (57)
                                                                                   ---------  ---------  ---------
Total revenue....................................................................  $  16,027  $   9,443  $   9,943
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating profit(loss)(includes depreciation, depletion and amortization)
Compressor operations............................................................  $    (501) $     668  $  (1,281)(1)
Oil and gas......................................................................      1,212        441        (45)
                                                                                   ---------  ---------  ---------
Total operating profit (loss)....................................................        711      1,109     (1,326)
                                                                                   ---------  ---------  ---------
Gain (loss) on sale of assets....................................................         10       (437)       (23)
Interest and other income........................................................         52         26        102
Interest expense.................................................................     (1,884)      (927)    (1,043)
Contingent warrant expense.......................................................     (1,440)    --         --
Minority interest in results of oil and gas operations...........................        (60)    --         --
                                                                                   ---------  ---------  ---------
Loss before income taxes.........................................................  $  (2,611) $    (229) $  (2,290)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Identifiable assets:
Compressor operations............................................................  $  77,985  $  21,267  $  21,764
Oil and gas......................................................................      6,380      4,543      4,277
                                                                                   ---------  ---------  ---------
Total identifiable assets........................................................  $  84,365  $  25,810  $  26,041
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Capital expenditures:
Compressor operations............................................................  $  11,788  $   3,580  $   1,753
Oil and gas......................................................................        877        732      2,534
                                                                                   ---------  ---------  ---------
Total capital expenditures.......................................................  $  12,665  $   4,312  $   4,287
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Depreciation, depletion and amortization:
Compressor operations............................................................  $   3,278  $   1,891  $   1,976
Oil and gas......................................................................        409        310        350
                                                                                   ---------  ---------  ---------
Total depreciation, depletion and amortization...................................  $   3,687  $   2,201  $   2,326
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(1) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.

                          OEC COMPRESSION CORPORATION

NOTE 13 OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)

    Capitalized costs at year-end and costs incurred during the year were as follows:

                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Capitalized costs:
  Proved properties....................................................  $  37,374  $  35,102  $  34,544
  Unproved properties..................................................     --         --         --
                                                                         ---------  ---------  ---------
Total..................................................................     37,374     35,102     34,544
Less:
  Accumulated depreciation, depletion and amortization and provision to
    reduce carrying value..............................................     31,824     31,376     31,115
                                                                         ---------  ---------  ---------
    Net capitalized costs..............................................  $   5,550  $   3,726  $   3,429
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Costs incurred:
  Proved properties....................................................     --         --          2,534
  Development..........................................................        877        732     --
                                                                         ---------  ---------  ---------
Total costs incurred...................................................  $     877  $     732  $   2,534
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    Results of operations for producing activities were as follows:

                                                                               1997       1996       1995
                                                                             ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Revenues...................................................................  $   2,685  $   1,821  $   1,530
Production costs...........................................................       (804)      (516)      (621)
Depreciation, depletion and amortization...................................       (409)      (261)      (329)
Income taxes...............................................................       (538)      (397)      (220)
                                                                             ---------  ---------  ---------
Results of operations for producing activities (excluding overhead and
  financing costs).........................................................  $     934  $     647  $     360
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                          OEC COMPRESSION CORPORATION

NOTE 13 OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)
(CONTINUED)
    Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved oil and natural gas reserves were as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------------
                                                                   1997                   1996                    1995
                                                           --------------------  ----------------------  ----------------------
                                                           OIL BBLS    GAS MCF    OIL BBLS     GAS MCF    OIL BBLS     GAS MCF
                                                           ---------  ---------      ---      ---------      ---      ---------
                                                                                      (IN THOUSANDS)
Proved Reserves:
  Beginning of year......................................        930      4,989         913       3,801          18       2,501
  Revision of estimates..................................       (321)     1,337          39         604           3         (75)
  Extension and discoveries..............................     --          1,015      --             965         631      --
  Purchase of reserves...................................         46      2,716           9         144         286       2,000
  Sales of reserves......................................     --         --          --          --          --          --
  Production.............................................        (52)      (632)        (31)       (525)        (25)       (625)
                                                                 ---  ---------         ---   ---------         ---   ---------
  End of Year............................................        603      9,425         930       4,989         913       3,801
                                                                 ---  ---------         ---   ---------         ---   ---------
                                                                 ---  ---------         ---   ---------         ---   ---------
Proved Developed Reserves................................        603      9,245         930       4,717         282       3,801
                                                                 ---  ---------         ---   ---------         ---   ---------
                                                                 ---  ---------         ---   ---------         ---   ---------

    All of the Company's reserves are attributable to Sunterra Petroleum, L.L.C. for which there is an approximate 20% minority interest.

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

    Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and gas producers. In addition, since prices and costs do not remain static and no price or cost escalation's or de-escalation's have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

                          OEC COMPRESSION CORPORATION

NOTE 13 OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)
(CONTINUED)
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and gas reserves. Future net cash flows as of December 31 are as follows:

                                                                                 DECEMBER 31,
                                                                       ---------------------------------
                                                                          1997        1996       1995
                                                                       ----------  ----------  ---------
                                                                                (IN THOUSANDS)
Future cash flows....................................................  $   29,730  $   38,897  $  22,906
Production costs.....................................................     (11,849)    (12,124)    (7,745)
Development costs....................................................      --            (148)      (576)
Income tax expense...................................................      (6,790)     (9,900)    (5,410)
                                                                       ----------  ----------  ---------
Future net cash flows................................................      11,091      16,725      9,175
10% discount factor..................................................      (4,232)     (6,487)    (3,759)
                                                                       ----------  ----------  ---------
Standardized measure of discounted future net cash flows.............  $    6,859  $   10,238  $   5,416
                                                                       ----------  ----------  ---------
                                                                       ----------  ----------  ---------

    The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows.

                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Standardized measure, beginning of year..........................................  $  10,238  $   5,416  $   1,052
Sales of oil and gas net of production costs.....................................     (1,822)    (1,305)      (909)
Net changes in prices and production costs.......................................     (4,311)     6,184      1,371
Extensions and discoveries less related costs....................................        687      1,454      3,659
Purchase of reserves.............................................................      1,290        157      2,714
Sale of reserves.................................................................     --         --         --
Revisions of previous estimates..................................................       (707)       674         74
Accretion of discount............................................................        885        524         89
Change in income tax expense.....................................................        599     (2,866)    (2,634)
                                                                                   ---------  ---------  ---------
Standardized measure, end of year................................................  $   6,859  $  10,238  $   5,416
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    All of the Company's reserves and standardized measure of discounted future net cash flows are attributable to Sunterra Petroleum, L.L.C., for which there is an approximate 20% minority interest.

    The Company's reserves were determined at December 31, 1997 using constant prices of approximately $17.64 per Bbl of oil and $2.26 per Mcf of gas. As of April 13, 1998 the Company would be able to contract it's oil and gas for sale at $14.32 per Bbl and $2.18 per Mcf, respectively. This decrease in prices would have an effect on the SMOG value of the Company's reserves at December 31, 1997.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.      DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------
       21.1  Subsidiaries of the Registrant...............................................................

       23.1  Consent of Independent Accountants...........................................................

       27    Financial Data Schedule......................................................................