Form 10QSB
period 1998-03-31
OEC COMPRESSION CORP
filed 1998-05-15
CIK 854661

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        March 31, 1998
                               ----------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

COMMISSION FILE NUMBER      0-18205
                       ----------------

                           OEC COMPRESSION CORPORATION
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

Number of Shares of Common Stock Outstanding on May 14, 1998 - 29,161,643

Transitional Small Business Format (Check one):    Yes _____;  No __X__

                          OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                       PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997                               3

         Consolidated Statements of Operations
          Three Months Ended March 31, 1998 and 1997                         4

         Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997                         5

         Notes to Consolidated Financial Statements                          7

Item 2 - Management's Discussion and Analysis of the
          Consolidated Financial Statements                                  8



                                    PART II

OTHER INFORMATION:


     Item 6 - (a) Exhibits                                                  11

     Signatures                                                             12

                         OEC COMPRESSION CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,
                                                               1998        DECEMBER 31,
                                                             UNAUDITED        1997
                                                             ---------       -------
                                                                  (In thousands)
Current Assets:
  Cash and cash equivalents                                   $    31        $     1
  Accounts receivable, less allowance for doubtful accounts
    of $99 and $75 in 1998 and 1997, respectively               2,401          2,782
  Income tax receivable                                           526            212
  Compressors and compressor parts inventory                    3,115          2,674
  Other                                                           271            282
                                                              -------        -------
    Total current assets                                        6,344          5,951
                                                              -------        -------

  Property and equipment, net (Note 2)                         80,431         76,888

  Note receivable - related party                                 347            332
  Goodwill and other intangibles, net of amortization of
      $1,854 in 1998 and $1,819 in 1997                         1,072          1,175
  Other assets, net                                                19             19
                                                              -------        -------
    Total Assets                                              $88,213        $84,365
                                                              -------        -------
                                                              -------        -------

Current Liabilities:
  Current portion of long-term debt                           $    --        $     5
  Current portion of capital lease payable                        389            251
  Accounts payable and accrued liabilities                      3,450          4,435
                                                              -------        -------
    Total current liabilities                                   3,839          4,691

  Long-term debt                                               41,147         39,076
  Capital lease obligation                                      1,609            213
  Deferred income taxes                                        10,605         10,142
  Other                                                            89             90
                                                              -------        -------
    Total Liabilities                                          57,289         54,212
                                                              -------        -------

Minority interest                                               1,917          1,418

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued                                 --             --
  Common stock, $.01 par value, 60,000,000 shares
    authorized, 29,170,710 and 29,080,710 shares
    issued and 29,161,643 and 29,071,643 outstanding
    in 1998 and 1997, respectively                                292            290
  Additional paid-in capital                                   31,840         31,797
  Accumulated deficit                                          (3,116)        (3,343)
  Treasury stock, at cost (9,067 shares in 1998 and 1997,
    respectively)                                                  (9)            (9)
                                                              -------        -------
  Total stockholders' equity                                   29,007         28,735
                                                              -------        -------
    Total Liabilities and Stockholders' Equity                $88,213        $84,365
                                                              -------        -------
                                                              -------        -------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                      THREE MONTHS ENDED MARCH 31,
                                                            1998           1997
                                                           ------         ------
                                              (In thousands, except for per share amounts)
Revenues:
  Compressor rentals and service fees                      $5,243         $1,672
  Compressor sales and re-manufacturing                       220            289
  Oil & gas sales                                             670            614
                                                           ------         ------
        Total revenues                                      6,133          2,575

Expenses:
  Operating costs - compressors                             2,040            706
  Cost of compressor sales and re-manufacturing               233            233
  Operating costs - oil and gas                               224            192
  Depreciation, depletion and amortization                  1,401            588
  General and administrative                                  794            627
                                                           ------         ------
        Total expenses                                      4,692          2,346
                                                           ------         ------

Income from operations                                      1,441            229

Other income (expense):
  Interest income and other                                    30             --
  Interest expense                                           (989)          (128)
  Minority interest in results of oil and gas operations      (36)            --
                                                           ------         ------
                                                             (995)          (128)
                                                           ------         ------

Income before income taxes and extraordinary item             446            101

  Income tax expense                                         (177)           (38)
                                                           ------         ------

       Net income before extraordinary item                   269             63
                                                           ------         ------
Extraordinary item:
  Write off of unamortized debt issue costs
      on debt retirement (net of $28 tax)                     (42)            --
                                                           ------         ------
       Net income                                          $  227         $   63
                                                           ------         ------
                                                           ------         ------

Basic and diluted net income before
      extraordinary item per common share                  $  .01         $  .00
                                                           ------         ------
                                                           ------         ------

Extraordinary item                                         $  .00         $  .00
                                                           ------         ------
                                                           ------         ------

Basic and diluted income per common share                  $  .01         $  .00
                                                           ------         ------
                                                           ------         ------


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                          OEC COMPRESSION CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                              1998           1997
                                                                             -------        -------
                                                                                 (In thousands)
Cash flows from operating activities:
      Net income                                                             $   227        $    63
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion, depreciation, and amortization                                1,401            588
      Accretion of discount on debt                                               12             --
      Write off of unamortized debt issue costs                                   42             --
      Deferred income taxes                                                      491             (9)
      Minority interest in results of oil and gas operations                      36             --

Changes in Operating assets and liabilities:
      Accounts receivable and other                                              386            (34)
      Notes receivable                                                           (15)             1
      Compressor and compressor parts inventory                                 (441)          (558)
      Accounts payable and accrued liabilities                                (1,081)           186
      Other                                                                     (308)           (30)
                                                                             -------        -------
           Net cash provided by operating activities                             750            207
                                                                             -------        -------

Cash flows from investing activities:
      Acquisitions of compressor and other equipment                          (2,841)        (3,130)
      Proceeds from disposition of compressor
         and other equipment                                                       5             --
      Additions to oil and gas properties                                        (74)          (506)
                                                                             -------        -------
           Net cash used in investing activities                              (2,910)        (3,636)
                                                                             -------        -------

Cash flows from financing activities:
      Proceeds of long-term debt                                               4,884          4,890
      Payments on long-term debt                                              (2,735)        (1,458)
      Payments on capital lease payable                                          (95)            --
      Debt issue costs                                                           (10)            --
      Proceeds from stock transactions                                            45             --
      Stock issue costs                                                           --            (10)
      Capital contributions                                                      101             --
                                                                             -------        -------
           Net cash provided by financing activities                           2,190          3,422
                                                                             -------        -------

Net increase (decrease) in cash and cash equivalents                              30             (7)

Cash and cash equivalents, beginning of period                                     1             10
                                                                             -------        -------

Cash and cash equivalents, end of period                                     $    31        $     3
                                                                             -------        -------
                                                                             -------        -------

             The accompanying notes are an integral part of the
                      consolidated financial statements.

                         OEC COMPRESSION CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   UNAUDITED

                                                       THREE MONTHS ENDED MARCH 31,
                                                             1998          1997
                                                            ------        ------
                                                               (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid                                             $  714        $  249
                                                            ------        ------
                                                            ------        ------
  Income taxes paid                                         $   --        $   --
                                                            ------        ------
                                                            ------        ------

Non-cash investing and financing activities:
  Capital leases of compressor equipment                    $1,629        $   --
  Contribution of oil and gas properties by minority
     interest owner                                         $  362        $   --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  OEC COMPRESSION CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

     OEC Compression Corporation, formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, contract management, outsourcing, re-manufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas and Texas.

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Compressors, Inc. ("Equity Compressors"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its oil and gas venture Sunterra Petroleum Company, L.L.C., ("Sunterra L.L.C."), which was 73% owned at March 31, 1998.
In February 1998, Equity Compressors, Inc. was merged into Ouachita Energy Corporation. All intercompany transactions have been eliminated.

     In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997.

     The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997. The year end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2    PROPERTY AND EQUIPMENT

                                                     MARCH 31,    DECEMBER 31,
                                                        1998          1997
                                                        ----          ----
                                                          (In thousands)
Land and building                                    $  1,708       $  1,693
Compressor equipment                                   80,024         76,056
Oil and gas properties, on the full cost method        37,854         37,374
Other equipment                                         2,796          2,317
                                                     --------       --------
                                                      122,382        117,440
Less accumulated depreciation, depletion and
  amortization                                         41,951         40,552
                                                     --------       --------
Net property and equipment                           $ 80,431       $ 76,888
                                                     --------       --------
                                                     --------       --------


NOTE 3    TRANSACTIONS WITH RELATED PARTIES

     The Company maintains a rent and expense sharing agreement with an affiliate. At March 31, 1998, the Company was owed approximately $19,000 from the affiliate.

     The Company earned compressor rental revenues from affiliates totaling $100,000 in the first quarter 1998, and $11,000 in the first quarter 1997. At March 31, 1998 the Company was owed approximately $41,000 on rental revenues earned in 1998.

NOTE 4    COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to five years. The future revenues to be received under contracts at March 31, 1998 are $6.4 million and $4.5 million in 1998 and 1999, respectively.

NOTE 5    EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and diluted earnings per share (EPS) computations for the three months ended March 31:

                                                1998                1997
                                                    (IN THOUSANDS)
Basic:
  Net Income                                 $      227          $       63
  Common stock                                   29,130              21,040
                                             ----------          ----------

Basic EPS                                    $      .01          $      .00
                                             ----------          ----------
                                             ----------          ----------
Effect of dilutive securities:
  Warrants                                        4,967                  --
  Common stock options                              523                 358
                                             ----------          ----------
                                                  5,490                 358

Diluted:
  Net Income                                 $      227          $       63
  Common stock and dilutive securities           34,620              21,398
                                             ----------          ----------
Diluted EPS                                  $      .01          $      .00
                                             ----------          ----------
                                             ----------          ----------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings and financial condition during the periods included in the accompanying Consolidated Balance Sheets, Statements of Operations and Cash Flows.

RESULTS OF OPERATIONS

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

     In the first quarter of 1998, the Company had net income of $227,000 compared to net income of $63,000 for the first quarter of 1997. The Company's income from operations increased 529% for the three months ended March 31, 1998 when compared to the same period in 1997. The improvement is due to increased revenues associated with the acquisition of Ouachita and increased rental income on the existing fleet.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Compressor rental and contract revenues increased 214% for the three months ended March 31, 1998 when compared to the same period in 1997, due to increased revenues related to the acquisition of Ouachita and the deployment of additional compression horsepower in the existing fleet. The average horsepower utilization rate for the three months ended March 1998 increased to 81% as compared to 80% during the same period in 1997. Revenues from the sale of compressors and re-manufacturing services decreased 24% for the three months ended March 31, 1998 when compared to the same period in 1997 due to the Company's concentration of shop labor on the maintaining and enhancing of the rental/contract compressor fleet.

     Compressor operating costs incurred on rental and contract units increased 189% for the three months ended March 31, 1998 from the same period in 1997, as a result of increased horsepower on leases from the existing fleet and the fleet size increase due to the Ouachita acquisition. The cost of compressor and re-manufacturing sales remained constant for the three months ended March 31, 1998 when compared to the same period in 1997. Operating margins decreased 25% on compressor and re-manufacturing sales due primarily to the recognition of approximately $72,000 of 1997 expenses related to third party service work classified as inventory at December 31, 1997, which were determined to be unrecoverable in the first quarter of 1998.

     Revenues from oil and gas sales increased 9.0% for the three months ended March 31, 1998 when compared to the same period in 1997. The volume of natural gas produced increased by 88% which offset the 26% decrease in the price of natural gas received by the Company. The volume of oil produced increased 16% which lowered the impact of a 31% decline in the average oil price per barrel received by the Company. The increase in volume is a result of the successful completion of three natural gas wells and the properties contributed by Prize
since October 1, 1997 associated with the formation of Sunterra L.L.C.   Oil
and gas operating costs for the three months ended March 31, 1998 were 17% higher than for the same period in 1997 due to the increase in the number of producing wells.

     Total depreciation, depletion and amortization increased 138% for the three months ended March 31, 1998 when compared to the same periods in 1997. Depreciation of the compressor fleet increased 137% for the three months ended March 31, 1998 from the same period in 1997 due to additions to the compressor fleet during 1998 and the increase in depreciation expense related to the acquisition of Ouachita. Depletion, depreciation, and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Depreciation, depletion and amortization on oil and gas properties increased 68% in the three months ended March 31, 1998 when compared to the same periods in 1997 due to higher volumes of oil and gas produced.

     General and administrative expense increased 27% for the three months ended March 31, 1998 compared to the same period in 1997, due to expenses associated with the Company's increased level of operations subsequent to the acquisition of Ouachita and the incremental cost of operating a substantially larger compressor fleet.

     Interest expense increased by 673% for the three months ended March 31, 1998 compared to the same period in 1997 as a result of increased debt to fund the Ouachita acquisition and growth in the compressor fleet.

     Associated with the Company's debt facility discussed below, unamortized debt issue cost, of approximately $70,000, associated with the prior credit facility were expensed in the first quarter of 1998 as an extraordinary item.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION AND LIQUIDITY

     On March 30, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility.
The initial maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective March, 2000, converting to a three year term loan with a seven year principal amortization. The initial borrowing base is the $40 million initial commitment. The credit facility is collateralized by subsequently all of the assets of the Company with the exception of the Company's oil and gas properties which have been pledged on the related venture's bank credit facility. At May 14, 1998, the unused portion was approximately $15.7 million.

     Net cash provided by operating activities increased to $750,000 in 1998 from $207,000 in 1997 primarily due to decreased levels of accounts receivable and increased levels of depreciation expense. Net cash used in investing activities decreased to $2.9 million in 1998 from $3.6 million in 1997 due to a reduction in cash additions to oil and gas properties and the compressor fleet when compared to 1997. Net cash provided by financing activities decreased to $2.2 million from $3.4 million in 1997 as a result of increased payments on long-term debt when compared to 1997. At March 31, 1998, the Company had current assets of approximately $6.3 million and current liabilities of $3.8 million. The Company anticipates that 1998 cash flow from operations, as well as the Company's new senior bank credit facility will be sufficient to fund the Company's working capital and capital expenditure needs.

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits
-----------------

         (a)  Exhibits:

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

                                       OEC COMPRESSION CORPORATION


DATE: May 15, 1998                     By: /s/ Matthew S. Ramsey
                                          -------------------------------------
                                          MATTHEW S. RAMSEY
                                          President and Chief Executive Officer



DATE: May 15, 1998                     By: /s/ Jack D. Brannon
                                          -------------------------------------
                                          JACK D. BRANNON
                                          Senior Vice President and Chief
                                          Financial Officer

                         EXHIBIT INDEX


EXHIBIT
 NO.      DESCRIPTION
-------   -----------

 27       Financial Data Schedule