Form 10-Q
period 1998-06-30
OEC COMPRESSION CORP
filed 1998-08-14
CIK 854661

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          June 30, 1998
                               ---------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO ____________________.

COMMISSION FILE NUMBER      0-18205
                       ------------------

                             OEC COMPRESSION CORPORATION
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

               Oklahoma                              73-1345732
-------------------------------------------------------------------------------
          (State or other jurisdiction             (IRS Employer
         of incorporation or organization)       Identification No.)

       2501 Cedar Springs Road, Suite 600, Dallas, Texas               75201
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
YES X  NO
   ---    ---

 Number of Shares of Common Stock Outstanding on August 14, 1998 -, 29,161,643

        Transitional Small Business Format (Check one):    Yes    ; No  X
                                                               ---     ---

                             OEC COMPRESSION CORPORATION
                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997.............................   3

         Consolidated Statements of Operations
          Three and Six Months Ended June 30, 1998 and 1997...............   4

         Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1998 and 1997.........................   5

         Notes to Consolidated Financial Statements.......................   7

Item 2 - Management's Discussion and Analysis of the
          Consolidated Financial Statements...............................   8

                                   PART II

OTHER INFORMATION:

Item 6 - (a) Exhibits.....................................................  11

Item 6 - (b) Reports on Form 8-K..........................................  11

Signatures................................................................  12

                            OEC COMPRESSION CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                               ---------     ------------
                                                               UNAUDITED
                                                                   (In thousands)
Current Assets:
  Cash and cash equivalents.................................    $     6        $     1
  Accounts receivable, less allowance for
   doubtful accounts of $124 and $75 in 1998
   and 1997, respectively...................................      2,774          2,782
  Income tax receivable ....................................        188            212
  Compressors and compressor parts inventory................      4,208          2,674
  Other.....................................................        475            282
                                                                -------        -------
    Total current assets....................................      7,651          5,951
                                                                -------        -------
Property and equipment, net (Note 2)........................     87,495         76,888

Note receivable - related party.............................        337            332
Goodwill and other intangibles, net of amortization
 of $1,895 in 1998 and $1,819 in 1997.......................      1,707          1,175
Other assets, net...........................................          1             19
                                                                -------        -------
    Total assets............................................    $97,191        $84,365
                                                                -------        -------
                                                                -------        -------
Current Liabilities:
  Current portion of long-term debt.........................    $    --        $     5
  Current portion of capital lease payable..................        342            251
  Accounts payable and accrued liabilities..................      3,068          4,435
                                                                -------        -------
Total current liabilities...................................      3,410          4,691

Long-term debt..............................................     50,349         39,076
Capital lease obligation....................................      1,520            213
Deferred income taxes.......................................     10,515         10,142
Other.......................................................         89             90
                                                                -------        -------
Total Liabilities...........................................     65,883         54,212
                                                                -------        -------
Minority Interest...........................................      1,950          1,418

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued...........................         --             --
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 29,170,710 and 29,080,710 shares
   issued and 29,161,643 and 29,071,643 outstanding
   in 1997 and 1998, respectively...........................        292            290
  Additional paid-in capital................................     31,840         31,797
  Accumulated deficit ......................................     (2,765)        (3,343)
  Treasury stock, at cost (9,067 shares in 1998 and
   1997, respectively)......................................         (9)            (9)
                                                                -------        -------
  Total stockholders' equity................................     29,358         28,735
                                                                -------        -------
    Total Liabilities and Stockholders' Equity..............    $97,191        $84,365
                                                                -------        -------
                                                                -------        -------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                         THREE MONTHS                   SIX MONTHS
                                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                                    ----------------------        ----------------------
                                                                      1998           1997          1998            1997
                                                                    -------         ------        -------         ------
                                                                         (In thousands, except for per share amounts)
Revenues:
  Compressor rentals and service fees                               $ 5,850        $1,755         $11,093         $3,427
  Compressor sales and re-manufacturing                                 187           239             407            528
  Oil & gas sales                                                       523           574           1,193          1,188
                                                                    -------         ------        -------         ------
     Total revenues                                                   6,560         2,568          12,693          5,143
                                                                    -------         ------        -------         ------

Expenses:
  Operating costs - compressors                                       2,310            630          4,350          1,337
  Cost of compressor sales and re-manufacturing                         172            232            405            464
  Operating costs - oil and gas                                         172            184            396            376
  Depreciation, depletion and amortization                            1,311            642          2,712          1,229
  General and administrative                                          1,008            723          1,802          1,350
                                                                    -------         ------        -------         ------
     Total expenses                                                   4,973          2,411          9,665          4,756
                                                                    -------         ------        -------         ------

Income from operations                                                1,587            157          3,028            387
                                                                    -------         ------        -------         ------

Other income (expense):
  Gain on sale of assets                                                  5             --              5             --
  Interest income and other                                              70              1            100              1
  Interest expense                                                   (1,053)          (209)        (2,042)          (338)
  Minority interest in results of oil and gas operations                (34)            --            (70)            --
                                                                    -------         ------        -------         ------
                                                                     (1,012)          (208)        (2,007)          (337)
                                                                    -------         ------        -------         ------

Income (loss) before income taxes and extraordinary item                575            (51)         1,021             50

Income tax (expense) benefit                                           (224)            19           (401)           (19)
                                                                    -------         ------        -------         ------

    Net income (loss) before extraordinary item                         351            (32)           620             31
                                                                    -------         ------        -------         ------
Extraordinary item:
  Write off of unamortized debt issue costs
      on debt retirement (net of $28 tax)                                --             --            (42)            --
                                                                    -------         ------        -------         ------
   Net income (loss)                                                $   351         $  (32)       $   578         $   31
                                                                    -------         ------        -------         ------
                                                                    -------         ------        -------         ------

Basic and diluted net income before
    Extraordinary item per common share                             $   .01         $  .00        $   .02         $  .00
                                                                    -------         ------        -------         ------
                                                                    -------         ------        -------         ------

Extraordinary item                                                  $   .00         $  .00        $   .00         $  .00
                                                                    -------         ------        -------         ------
                                                                    -------         ------        -------         ------

Basic and diluted income per common share                           $   .01         $  .00        $   .02         $  .00
                                                                    -------         ------        -------         ------
                                                                    -------         ------        -------         ------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            OEC COMPRESSION CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     UNAUDITED

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                 1998         1997
                                                               --------     -------
                                                                  (In thousands)
Cash flows from operating activities:
  Net income................................................   $    578     $    31
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depletion, depreciation, and amortization.................      2,712       1,229
  Accretion of discount on debt.............................         24          --
  Write off of unamortized debt issue costs.................         42          --
  Deferred income taxes.....................................        401         (77)
  Minority interest in results of oil and gas operations....         70          --
  Gain on sale..............................................         (5)         --

  Changes in operating assets and liabilities:
     Accounts receivable and other..........................         12         (37)
     Notes receivable.......................................         13           2
     Compressor and compressor parts inventory..............     (1,534)     (1,285)
     Accounts payable and accrued liabilities...............     (1,950)       (201)
     Other..................................................       (174)       (107)
                                                               --------     -------
     Net cash provided by (used in) operating activities....        189        (445)
                                                               --------     -------
Cash flows from investing activities:
  Acquisitions of compressor and other equipment............    (11,652)     (4,463)
  Proceeds from disposition of compressor
     and other equipment....................................         12          --
  Proceeds from disposition of oil and gas properties.......        666          --
  Additions to oil and gas properties.......................       (265)       (606)
                                                               --------     -------
     Net cash used in investing activities..................    (11,239)     (5,069)
                                                               --------     -------
Cash flows from financing activities:
  Proceeds of long-term debt................................     36,042       7,527
  Payments on long-term debt................................    (24,215)     (2,009)
  Payments on capital lease payable.........................       (231)         --
  Debt issue costs..........................................       (686)        (38)
  Proceeds from stock transactions..........................         45          30
  Capital contributions.....................................        100          --
                                                               --------     -------
     Net cash provided by financing activities..............     11,055       5,510
                                                               --------     -------
Net increase (decrease) in cash and cash equivalents........          5          (4)

Cash and cash equivalents, beginning of period..............          1          10
                                                               --------     -------
Cash and cash equivalents, end of period....................   $      6     $     6
                                                               --------     -------
                                                               --------     -------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                         OEC COMPRESSION CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  UNAUDITED

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                 1998         1997
                                                               --------     -------
                                                                  (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid.............................................   $ 1,526      $   393
                                                               --------     -------
                                                               --------     -------
  Income taxes paid.........................................   $    --      $     5
                                                               --------     -------
                                                               --------     -------

Non-Cash investing and financing activities:
     Capital leases of compressor equipment.................   $  1,629     $    --
     Contribution of oil and gas properties by minority
       interest owner.......................................   $    362     $    --

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          OEC COMPRESSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

     OEC Compression Corporation, formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, contract management, outsourcing, re-manufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas, and Texas.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its oil and gas venture Sunterra Petroleum Company, L.L.C., "Sunterra L.L.C."), which was 73% owned at June 30, 1998. All intercompany transactions have been eliminated.

     In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of June 30, 1998, and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997. Certain prior period amounts have been reclassed to conform to 1998 presentation.

     The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2    PROPERTY AND EQUIPMENT

                                                          JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                         --------     --------
                                                             (In thousands)
Land and building. . . . . . . . . . . . . . . . .       $  1,850     $  1,693
Compressor equipment . . . . . . . . . . . . . . .         88,100       76,056
Oil and gas properties, on the full cost method. .         37,420       37,374
Other equipment. . . . . . . . . . . . . . . . . .          3,376        2,317
                                                         --------     --------
                                                          130,746      117,440
Less accumulated depreciation, depletion and
  amortization . . . . . . . . . . . . . . . . . .         43,251       40,552
                                                         --------     --------
Net property and equipment . . . . . . . . . . . .       $ 87,495     $ 76,888
                                                         --------     --------
                                                         --------     --------

NOTE 3    TRANSACTIONS WITH RELATED PARTIES

     The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.

NOTE 4    COMMITMENTS

     The Company leases compressor equipment under contracts with terms ranging from month to month to five years. The future revenues to be received under contracts at June 30, 1998 are $3.7 million and $4.9 million in 1998 and 1999, respectively.

NOTE 5    EARNINGS PER SHARE

     Earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and diluted EPS computations:

                                                           THREE MONTHS                  SIX MONTHS
                                                          ENDED JUNE 30,               ENDED JUNE 30,
                                                     ----------------------        ----------------------
                                                       1998          1997           1998           1997
                                                     -------        -------        -------        -------
Basic:
     Net income (loss)                               $   351        $   (32)       $   578        $    31
     Common Stock                                     29,146         21,064         29,162         21,088
                                                     -------        -------        -------        -------

Basic EPS                                            $   .01        $   .00        $   .02        $   .00
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

Effect of dilutive securities:
     Warrants                                          4,779             --          4,876             --
     Common Stock Options                                526            497            542            491
                                                     -------        -------        -------        -------
                                                       5,305            497          5,418            491

Diluted:
     Net income (loss)                               $   351        $   (32)       $   578        $    31
     Common stock and dilutive securities             34,451         21,561         34,580         21,579
                                                     -------        -------        -------        -------

Diluted EPS                                          $   .01        $   .00        $   .02        $   .00
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings and financial condition during the periods included in the accompanying Consolidated Balance Sheets, Statements of Operations and Cash Flows.

RESULTS OF OPERATIONS

1998 VERSUS 1997

     In the second quarter of 1998, the Company had net income of $351,000 compared to a net loss of $32,000 for the second quarter of 1997. For the six months ended June 30, 1998, the Company reported net income of $578,000 compared to net income of $31,000 for the same period in 1997. The Company's income from operations increased 682% for the six months ended June 30, 1998 when compared to the same period in 1997.

     The improved earnings for both the first quarter and six month periods resulted from increased levels of compression equipment deployed on rental-with-maintenance and contract compression jobs. The sources of this growth are internal growth and the acquisition of working compression equipment, the largest being the Ouachita acquisition completed in August 1997. Total compression horsepower deployed on jobs ("earning compression horsepower") increased 250% from June 30, 1997 to June 30, 1998. Including the August 1997 acquired Ouachita compression horsepower in the Company's June 30, 1997 earning compression horsepower, total earning compression horsepower grew 23% in the twelve months ending June 30, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compressor rental and contract revenues increased 233% and 224% for the three and six months ended June 30, 1998 when compared to the same periods in 1997, as a result of the growth previously described. The average horsepower utilization rate for the six months ended June 30, 1998 decreased to 80% as compared to 81% during the same period in 1997 due to purchases of equipment during the second quarter of 1998. Revenues from the sale of compressors and re-manufacturing services decreased 22% and 23% for the three and six months ended June 30, 1998 when compared to the same periods in 1997 due to the Company's concentration of shop labor on the maintaining and enhancing of the rental/contract compressor fleet.

     Compressor operating costs incurred on rental and contract units increased 267% and 225% for the three and six months ended June 30, 1998 from the same periods in 1997, as a result of the increased horsepower on leases. The second quarter's growth in compressor operating costs outpaced revenue due primarily to the additional costs associated with the completion of two compressor acquisitions during the period. The cost of compressor and re-manufacturing sales decreased 26% and 13% for the three and six months ended June 30, 1998 when compared to the same periods in 1997 due to the concentration of shop labor on maintaining and enhancing the rental/contract fleet.

     Total revenues from oil and gas sales decreased 9% for the three months ended June 30, 1998 and remained relatively constant for the six months ended June 30, 1998 when compared to the same periods in 1997. During the second quarter of 1998 the Company sold 44% of the Company's oil reserves (12% of total reserves) resulting in a 62% and 19% decline in barrels of oil sold for the three and six months ended June 30, 1998 compared to the same periods in 1997. The average price of oil received by the Company fell 30%, from $20.53 per barrel at June 30, 1997 to $14.41 at June 30, 1998. The volume of natural gas produced increased by 43% and 62% for the three and six months ended June 30, 1998 compared to the same periods in 1997 which offset the 22% decrease in the price of natural gas received by the Company. This increase in gas revenues is a result of the successful completion of three natural gas wells and the properties contributed by Prize since October 1, 1997 associated with the formation of Sunterra L.L.C.. Oil and gas operating costs for the three and six months ended June 30, 1998 decreased 6% and increased 5%, respectively compared to the same periods in 1997.

     Total depreciation, depletion and amortization increased 104% and 121% for the three and six months ended June 30, 1998 when compared to the same periods in 1997. Depreciation of the compressor fleet increased 86% and 110% for the three and six months ended June 30, 1998 from the same periods in 1997 due to additions to the compressor fleet. Depletion, depreciation, and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Total depreciation, depletion and amortization increased 26% and 46% in the three and six months ended June 30, 1998 when compared to the same periods in 1997 due to higher volumes of gas produced.

     General and administrative expense increased 39% and 33% for the three and six months ended June 30, 1998 compared to the same periods in 1997, due to expenses associated with the Company's increased level of operations. However, general and administrative expense as a percentage of total revenues was 15% for the three months ending June 30, 1998 as compared to 28% for the same period ending June 30, 1997. For the comparative 6 month trailing periods of June 30, 1998 and June 30, 1997, the same ratio was 14% and 26%, respectively.

     Interest expense increased by 404% and 504% for the three and six months ended June 30, 1998 compared to the same periods in 1997 as a result of increased debt to fund the Ouachita acquisition and additional borrowings to finance the growth in the compressor fleet.

     Unamortized debt issue cost of approximately $70,000 associated with a prior credit facility were expensed in the first quarter of 1998 as an extraordinary item.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

     On March 30, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective March, 2000, converting to a three year term loan with a seven year principal amortization. The initial borrowing base is the $40 million initial commitment. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties, which have been pledged on the related venture's bank credit facility. At August 14, 1998, the unused portion was approximately $7.5 million.

     In December 1997, Sunterra Petroleum L.L.C., entered into a $10 million bank revolving credit facility with borrowings limited to a borrowing base determined on the value of the underlying oil and gas reserves. In December 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by the venture's oil and gas properties. The initial commitment is $2 million. At August 14, 1998 the unused portion was approximately $1.6 million.

     Net cash provided by operating activities increased to $189,000 in 1998 from net cash used in operating activities of $445,000 in 1997 primarily due to increased levels of depreciation expense. Net cash used in investing activities increased to $11.2 million in 1998 from $5.1 million in 1997 due to additions to the compressor fleet when compared to 1997. Net cash provided by financing activities increased to $11.1 million from $5.5 million in 1997 as a result of additional borrowings to finance the growth in the compressor fleet. At June 30, 1998, the Company had current assets of approximately $7.6 million and current liabilities of $3.4 million. The Company anticipates that 1998 cash flow from operations, as well as the Company's new senior bank credit facility will be sufficient to fund the Company's working capital and capital expenditure needs.

                                   PART II
                              OTHER INFORMATION


ITEM 6.   EXHIBITS

     (a)  Exhibits:

          Exhibit
            No.                Description
          -------              -----------
          10.12     Revolving Credit Facility dated March 30, 1998 by and among
                    Ouachita Energy Corporation, the Company and Bank of
                    Scotland.

          27        Financial Data Schedule

     (b)  Reports on Form 8-K

          On August 7, 1998, the Company filed a report on Form 8-K referencing a change in the Company's certifying accountant.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OEC COMPRESSION CORPORATION


DATE:  August 14, 1998            By: /s/ Matthew S. Ramsey
                                      --------------------------------------
                                      MATTHEW S. RAMSEY
                                      President and Chief Executive Officer



DATE:  August 14, 1998            By: /s/ Jack D. Brannon
                                      --------------------------------------
                                      JACK D. BRANNON
                                      Senior Vice President and Chief Financial
                                      Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
10.12     Revolving Credit Facility dated March 30, 1998 by and among Ouachita
          Energy Corporation, the Company and Bank of Scotland

27        Financial Data Schedule