Form 10QSB
period 1998-09-30
OEC COMPRESSION CORP
filed 1998-11-20
CIK 854661

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        September 30, 1998
                               --------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________.

COMMISSION FILE NUMBER      0-18205
                      -----------------

                        OEC COMPRESSION CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Oklahoma                                         73-1345732
------------------------------------------------------------------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                    Identification No.)

2501 Cedar Springs Road, Suite 600, Dallas, Texas              75201
------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


                                214-953-9560
------------------------------------------------------------------------------
                         (Issuer's telephone number)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR
FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS.  YES    X    NO
                ---      ---

 Number of Shares of Common Stock Outstanding on November 20,1998 - 29,161,543

         Transitional Small Business Format (Check one): Yes    ; No X
                                                             ---    ---

                          OEC COMPRESSION CORPORATION
                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                    PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997..............................3

         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1998 and 1997 ..............4

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997.........................5

         Notes to Consolidated Financial Statements..............................7

Item 2 - Management's Discussion and Analysis of the
           Consolidated Financial Statements.....................................9



                                    PART II

OTHER INFORMATION:


         Item 5 - Other Information .............................................12

         Item 6 - (a) Exhibits ..................................................12

         Signatures .............................................................13

                           OEC COMPRESSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                     1998          1997
                                                                                     ----          ----
                                                                                  UNAUDITED
                                                                                    (in thousands)
Current Assets:
  Cash and cash equivalents ....................................................  $       7    $       1
  Accounts receivable, less allowances for doubtful accounts
    of $84 and $75 in 1998 and 1997, respectively ..............................      2,477        2,782
  Income tax receivable ........................................................        209          212
  Compressors and compressor parts inventory ...................................      7,914        2,674
  Other ........................................................................        417          282
                                                                                  ---------    ---------
     Total current assets ......................................................     11,024        5,951


Property and equipment, net (Note 2) ...........................................     88,518       76,888

Note receivable - related party ................................................        342          332
Goodwill and other intangibles, net of amortization of
  $1,953 in 1998 and $1,819 in 1997 ............................................      1,659        1,175
Other assets, net ..............................................................          1           19
                                                                                  ---------    ---------
     Total assets ..............................................................  $ 101,544    $  84,365
                                                                                  ---------    ---------
                                                                                  ---------    ---------

Current Liabilities:
  Current portion of long-term debt ............................................  $      --    $       5
  Current portion of capital lease payable .....................................        341          251
  Accounts payable and accrued liabilities .....................................      3,096        4,435
                                                                                  ---------    ---------
     Total current liabilities .................................................      3,437        4,691

Long-term debt .................................................................     54,678       39,076
Capital lease obligation .......................................................      1,417          213
Deferred income taxes ..........................................................     10,559       10,142
Other ..........................................................................         89           90
                                                                                  ---------    ---------
     Total Liabilities .........................................................     70,180       54,212

Minority Interest ..............................................................      2,002        1,418

Commitments (Note 4)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued ..............................................       --           --
  Common stock, $.01 par value, 60,000,000 shares
    authorized, 29,170,710 and 29,080,710 shares
    issued and 29,161,543 and 29,071,643 outstanding in
    1997 and 1998, respectively ................................................        292          290
  Additional paid-in capital ...................................................     31,840       31,797
  Accumulated deficit ..........................................................     (2,761)      (3,343)
  Treasury stock, at cost (9,167 and 9,067 shares in 1998
    and 1997, respectively) ....................................................         (9)          (9)
                                                                                  ---------    ---------
   Total stockholders' equity ..................................................     29,362       28,735
                                                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity ................................  $ 101,544    $  84,365
                                                                                  ---------    ---------
                                                                                  ---------    ---------


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   UNAUDITED

                                                               THREE MONTHS            NINE MONTHS
                                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                           --------------------    --------------------
                                                             1998        1997        1998        1997
                                                           --------    --------    --------    --------
                                                       (In thousands, except for per share amounts)
Revenues:
  Compressor rentals and service fees                      $  5,893    $  3,831    $ 16,986    $  7,258
  Compressor sales and re-manufacturing                         113         238         520         766
  Oil & gas sales                                               493         696       1,686       1,884
                                                           --------    --------    --------    --------
     Total revenues                                           6,499       4,765      19,192       9,908
                                                           --------    --------    --------    --------

Expenses:
  Operating costs - compressors                               2,426       1,417       6,776       2,754
  Cost of compressor sales and re-manufacturing                  97         229         502         693
  Operating costs - oil and gas                                 130         188         526         564
  Depreciation, depletion and amortization                    1,485       1,232       4,197       2,461
  General and administrative                                  1,138         935       2,940       2,285
                                                           --------    --------    --------    --------
     Total expenses                                           5,276       4,001      14,941       8,757
                                                           --------    --------    --------    --------

Income from operations                                        1,223         764       4,251       1,151
                                                           --------    --------    --------    --------

Other income (expense):
  Gain on sale of assets                                         13        --            18
  Interest income and other                                      72          14         172          15
  Interest expense                                           (1,241)       (596)     (3,283)       (934)
  Minority interest in results of oil and gas operations        (46)       --          (116)       --
  Contingent warrant expense                                   --        (1,440)       --        (1,440)
                                                           --------    --------    --------    --------
                                                             (1,202)     (2,022)     (3,209)     (2,359)
                                                           --------    --------    --------    --------
Income (loss) before income taxes
  and extraordinary item                                         21      (1,258)      1,042      (1,208)

Income tax expense                                              (17)        (87)       (418)       (106)
                                                           --------    --------    --------    --------
Net income (loss) before extraordinary item                       4      (1,345)        624      (1,314)
                                                           --------    --------    --------    --------
Extraordinary item:
  Write off of unamortized debt issue costs
    on debt retirement (net of $28 tax)                        --          --           (42)        --
                                                           --------    --------    --------    --------
Net income (loss)                                          $      4    $ (1,345)   $    582    $ (1,314)
                                                           --------    --------    --------    --------
                                                           --------    --------    --------    --------
Basic and diluted net income (loss) before
  extraordinary item per common share                      $    .00    $   (.05)   $    .02    $   (.05)
                                                           --------    --------    --------    --------
                                                           --------    --------    --------    --------
Extraordinary item                                         $    .00    $    .00    $    .00    $    .00
                                                           --------    --------    --------    --------
                                                           --------    --------    --------    --------
Basic and diluted net income (loss) per common share       $    .00    $   (.05)   $    .02    $   (.05)
                                                           --------    --------    --------    --------
                                                           --------    --------    --------    --------

             The accompanying notes are an integral part of the
                      consolidated financial statements.

                             OEC COMPRESSION CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                             1998           1997
                                                           -------         -------
                                                                (In thousands)
Cash flows from operating activities:
  Net income (loss) ....................................   $   582         $(1,314)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depletion, depreciation, and amortization ............     4,197           2,461
  Accretion of discount on debt ........................        37              --
  Write off of unamortized debt issue costs ............        42              --
  Deferred income taxes ................................       445              92
  Minority interest in results of oil and gas
    operations .........................................       116              --
  Gain on sale .........................................       (18)             --
  Contingent Warrant expense ...........................        --           1,440


Changes in operating assets and liabilities:
  Accounts receivable and other ........................       305             (56)
  Notes receivable .....................................        12               9
  Compressor and compressor parts inventory ............    (4,327)         (1,556)
  Accounts payable and accrued liabilities .............    (1,922)           (654)
  Other ................................................      (137)           (286)
                                                           -------         -------
      Net cash provided by (used in) operating
       activities ......................................      (668)            136
                                                           -------         -------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment .......   (14,971)         (6,942)
  Proceeds from disposition of compressor and other
    equipment ..........................................       102              --
  Proceeds from disposition of oil and gas properties ..       681              --
  Additions to oil and gas properties ..................      (396)           (718)
  Business acquisition, net of cash acquired ...........        --         (23,792)
                                                           -------         -------
      Net cash used in investing activities ............   (14,584)        (31,452)
                                                           -------         -------

Cash flows from financing activities:
  Proceeds of long-term debt ...........................    40,920          34,984
  Payments on long-term debt ...........................   (24,777)         (3,239)
  Payments on capital lease payable ....................      (335)            (43)
  Debt issue costs .....................................      (695)           (453)
  Proceeds from stock transactions .....................        45              59
  Capital contributions ................................       100              --
                                                           -------         -------
      Net cash provided by financing activities ........    15,258          31,308
                                                           -------         -------

Net increase (decrease) in cash and cash equivalents ...         6              (8)

Cash and cash equivalents, beginning of period .........         1              10
                                                           -------         -------

Cash and cash equivalents, end of period ...............   $     7         $     2
                                                           -------         -------
                                                           -------         -------

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                    UNAUDITED

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1998           1997
                                                                -------         -------
                                                                    (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid ..............................................  $ 2,799         $   761
                                                                -------         -------
                                                                -------         -------
  Income taxes paid ..........................................  $    --         $    30
                                                                -------         -------
                                                                -------         -------
Non-Cash investing and financing activities:
  Capital leases of compressor equipment .....................  $ 1,629         $    --
  Revaluation of compressors and compressor parts inventory
    in connection with acquisition of subsidiary .............  $   913         $    --
  Contribution of oil and gas properties by minority
    interest owner ...........................................  $   368         $    --






















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

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its oil and gas venture Sunterra Petroleum Company, L.L.C., ("Sunterra L.L.C."), which was 73% owned at September 30, 1998. All intercompany transactions have been eliminated.

         In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of September 30, 1998, and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997. Certain prior period amounts have been reclassed to conform to 1998 presentation.

         The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1998            1997
                                                            -----------    ------------
                                                                  (In thousands)
Land and building .......................................   $  1,856        $  1,693
Compressor equipment ....................................     90,202          76,056
Oil and gas properties, on the full cost method .........     37,584          37,374
Other equipment .........................................      3,561           2,317
                                                            --------        --------
                                                             133,203         117,440
Less accumulated depreciation, depletion and
  amortization ..........................................     44,685          40,552
                                                            --------        --------
Net property and equipment ..............................   $ 88,518        $ 76,888
                                                            --------        --------
                                                            --------        --------


NOTE 3    TRANSACTIONS WITH RELATED PARTIES

          The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.

NOTE 4    COMMITMENTS

          The Company leases compressor equipment under contracts with terms ranging from month to month to five years. The future revenues to be received under contracts at September 30, 1998 are $2.1 million and $5.9 million in 1998 and 1999, respectively.

NOTE 5    EARNINGS PER SHARE

          Earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and diluted EPS computations:

                                                    THREE MONTHS             NINE MONTHS
                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                 1998        1997          1998        1997
Basic:
  Net income (loss)                            $      4    $ (1,345)     $    582    $ (1,314)
  Common Stock                                   29,162      25,763        29,151      24,331
                                               --------    --------      --------    --------
Basic EPS                                      $    .00    $   (.05)     $    .02    $   (.05)
                                               --------    --------      --------    --------
                                               --------    --------      --------    --------

Effect of dilutive securities:
  Warrants                                        4,342          --         4,706          --
  Common Stock Options                              233          --           271          --
                                               --------    --------      --------    --------
                                                  4,575          --         4,977          --

Diluted:
  Net income (loss)                            $      4    $ (1,345)     $    582    $ (1,314)
  Common stock and dilutive securities           33,737      25,763        34,128      24,331
                                               --------    --------      --------    --------

Diluted EPS                                    $    .00    $   (.05)     $    .02    $   (.05)
                                               --------    --------      --------    --------
                                               --------    --------      --------    --------

NOTE 6    PRO FORMA FINANCIAL INFORMATION

          On August 6, 1997, the Company completed the acquisition of 100% of the common stock of Ouachita Energy Corporation and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 assuming the acquisition occurred as of January 1, 1997 are:

                                                         (In thousands)
          Revenue                                          $ 16,528
          Net loss                                         $ (1,479)
          Loss per share                                   $   (.05)
          Weighted average number of shares outstanding      31,931

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

RESULTS OF OPERATIONS

1998 VERSUS 1997

          In the third quarter of 1998, the Company had net income of $4,000 compared to a net loss of $1.3 million for the third quarter of 1997. For the nine months ended September 30, 1998, the Company reported net income of $582,000 compared to a net loss of $1.3 million for the same period in 1997. The Company's income from operations increased 60% and 269% for the three and nine months ended September 30, 1998, respectively when compared to the same period in 1997.

          The improved earnings for both the third quarter and nine month periods resulted from increased levels of compression equipment deployed on rental-with-maintenance and contract compression jobs as well as the absence of $1.4 million expense associated with the issuance of warrants recognized in the third quarter of 1997. The sources of this growth are internal growth and the acquisition of working compression equipment, the largest being the Ouachita acquisition completed in August 1997. Total compression horsepower deployed on contracts ("earning compression horsepower") as of September 30, 1998 had increased 17% from December 31, 1997 levels. Growth for the comparable nine month period in fiscal year 1997 (proforma for the Ouachita Acquisition) was 11%.

          Compressor rental and contract revenues increased 54% and 134% for the three and nine months ended September 30, 1998, respectively when compared to the same periods in 1997, as a result of the growth previously described. The average fleet horsepower utilization rate for the nine months ended September 30, 1998 remained flat as compared to the same period in 1997 at 81%. Revenues from the sale of compressors and re-manufacturing services decreased 53% and 32% for the three and nine months ended September 30, 1998, respectively due to the Company's concentration of shop labor on the maintaining and enhancing of the rental/contract compressor fleet.

          Compressor operating costs incurred on rental and contract units increased 71% and 146% for the three and nine months ended September 30, 1998, respectively as a result of the increased horsepower on lease. Compressor operating cost growth outpacing revenue growth is principally due to incremental costs associated with installing additional equipment as well as start-up costs in new operating regions. The cost of compressor and re-manufacturing sales decreased 58% and 28% for the three and nine months ended September 30, 1998, respectively due to the concentration of shop labor on maintaining and enhancing the rental/contract fleet.

          Total revenues from oil and gas sales decreased 29% and 11% for the three and nine months ended September 30, 1998, respectively as a result of the decline in the average oil and gas price received by the Company. The price per barrel decreased from $20.77 to $14.06, or 32% while the price per MCF decreased 30%, from $2.79 to $1.94 for the nine months ended September 30, 1998, respectively. During May, 1998 the Company sold 44% of its oil reserves (12% of total reserves) which resulted in a 79% and 41% decline in barrels of oil sold for the three and nine months ended September 30, 1998, respectively. The volume of natural gas produced increased by 92% and 72% for the three and nine months ended September 30, 1998, respectively which lessened the impact of the lower natural gas price received by the Company. This increase in volume is a result of the successful completion of four natural gas wells and the properties contributed by Prize since October 1, 1997 associated with the formation of Sunterra L.L.C.. Oil and gas operating costs for the three and nine months ended September 30, 1998 decreased 31% and 7%, respectively due to efficiencies in the operations of oil and gas and the sale of the oil wells previously mentioned.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Total depreciation, depletion and amortization increased 21% and 71% for the three and nine months ended September 30, 1998, respectively. Depreciation of the compressor fleet increased 9% and 55% for the three and nine months ended September 30, 1998, respectively due to additions to the compressor fleet. Depletion, depreciation, and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. Total depreciation, depletion and amortization increased 35% and 42% in the three and nine months ended September 30, 1998, respectively due to higher volumes of oil and gas produced.

          General and administrative expense increased 22% and 29% for the three and nine months ended September 30, 1998, respectively due to expenses associated with the Company's increased level of operations. However, general and administrative expense as a percentage of total revenues was 18% for the three months ending September 30, 1998 as compared to 20% for the same period ending September 30, 1997. For the comparative 9 month trailing periods of September 30, 1998 and September 30, 1997, the same ratios were 15% and 23%, respectively.

          Interest expense increased by 108% and 251% for the three and nine months ended September 30, 1998, respectively as a result of increased debt to fund the Ouachita acquisition and additional borrowings to finance the growth in the compressor fleet. During this fiscal year, the Company has purchased a number of idle compressor units as well as compressor parts due to a favorable market price for the equipment with the expectation of deploying that equipment on future compression service contracts. The natural lag between purchase and contract revenue generation has contributed to the increase in interest expense.

          Unamortized debt issue cost of approximately $70,000 associated with a prior credit facility were expensed in the first quarter of 1998 as an extraordinary item.

YEAR 2000

          During the fourth quarter of 1997, the Company determined that new software systems were needed to improve the information processing efficiencies necessary to manage the future growth of the Company. Although the Year 2000 issue was not a reason for the implementation of the new software systems, the new systems are Year 2000 compliant and position the Company to manage the Year 2000 issue with minimal risk from an internal standpoint. In addition, the Company believes that the potential impact from our external suppliers and vendors is immaterial. The Company will continue to monitor the existing software systems, potential effect on operating compression equipment and the Company's external suppliers and vendors to develop any contingency plans necessary to insure the Year 2000 issue has no material impact on the Company's operating efficiency.

FINANCIAL CONDITION AND LIQUIDITY

          On March 30, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective March, 2000, converting to a three year term loan with a seven year principal amortization. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties, which have been pledged on the related venture's bank credit facility. The current borrowing base exceeds $45 million; however; borrowings are limited to the current $40 million commitment until such time as the Company's existing bank increases the commitment or additional banks participate in the credit facility. At November 20, 1998, the unused portion under the current $40 million commitment cap was approximately $2.8 million. The Company is currently in discussions with additional banks on participating in the $60 million credit facility.

          In December 1997, Sunterra Petroleum L.L.C., entered into a $10 million bank revolving credit facility with borrowing limited to a borrowing base determined on the value of the underlying oil and gas reserves. In December 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by the venture's oil and gas properties. The initial commitment is $2 million. At November 16, 1998 the unused portion was approximately $1.9 million.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During the third quarter 1998, the Company was not in compliance with two covenants of its debt agreements which were waived by the lenders.

          Net cash used by operating activities decreased to $668,000 in 1998 from net cash provided by operating activities of $136,000 in 1997 primarily due to increased levels of compressor and compressor parts inventory and accounts payable and accrued expense. Net cash used in investing activities decreased to $14.6 million in 1998 from $31.5 million in 1997. With regards to the latter, fiscal year 1997 included a $23.8 million cash investment due to the August, 1997 Ouachita Acquisition. Net cash provided by financing activities decreased to $15.3 million from $31.3 million in 1997. The 1997 level was the result of the debt financing of the cash portion of the Ouachita Acquisition ($23.8 million). At September 30, 1998, the Company had current assets of $11.0 million and current liabilities of $3.4 million. The Company anticipates that 1998 cash flow from operations, as well as the Company's senior bank credit facility will be sufficient to fund the Company's working capital and capital expenditure needs.

                                   PART II
                             OTHER INFORMATION




ITEM 5.  OTHER INFORMATION

         Effective September 3, 1998 the Company's common stock was approved for listing on the American Stock Exchange under the symbol "OOC".


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

                                       OEC COMPRESSION CORPORATION



DATE: November 20, 1998                By: /s/ Matthew S. Ramsey
                                          --------------------------------------
                                          MATTHEW S. RAMSEY
                                          President and Chief Executive Officer



DATE: November 20, 1998                By: /s/ Jack D. Brannon
                                          --------------------------------------
                                          JACK D. BRANNON
                                          Senior Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------
  27               Financial Data Schedule