Form 10KSB
period 1998-12-31
OEC COMPRESSION CORP
filed 1999-03-31
CIK 854661

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                               OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                   TO       .

                        COMMISSION FILE NUMBER   0-18205

                          OEC COMPRESSION CORPORATION

                 (Name of Small Business Issuer in its charter)

        OKLAHOMA               73-1345732
(State of Incorporation)    (I.R.S. Employer
                           Identification No.)

2501 CEDAR SPRINGS ROAD,
 SUITE 600, DALLAS, TX
 (Address of principal            75201
   executive offices)          (Zip Code)

          Issuer's telephone number, including area code 214-953-9560

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 TITLE OF CLASS

                     Common Stock, par value $.01 per share

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenue for the year ended December 31, 1998--$26,242,000

    Aggregate Market Value of Voting Stock held by Non-affiliates on March 29, 1999--$13,409,989

    Number of Shares of Common Stock Outstanding on March 29, 1999--29,162,044

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer's Proxy Statement with respect to Annual Meeting of Stockholders to be held May 20, 1999 is incorporated by reference in Part III of the Form 10-KSB.

    Transitional Small Business Issuer Disclosure Format (Check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----
                                                         PART I

Items 1. & 2.    Description of Business and Properties.....................................................           3
Item 3.          Legal Proceedings..........................................................................          13
Item 4.          Submission of Matters to a Vote of Security Holders........................................          13
Item 4A.         Executive Officers of the Registrant.......................................................          14

                                                         PART II
Item 5.          Market for Registrant's Common Equity and Related
                  Stockholder Matters and Selected Financial Data...........................................          15
Item 6.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................................          15
Item 7.          Financial Statements.......................................................................          19
Item 8.          Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................................................          20

                                                        PART III
Item 9.          Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance
                  with Section 16(a) of the Exchange Act....................................................          21
Item 10.         Executive Compensation.....................................................................          21
Item 11.         Security Ownership of Certain Beneficial Owners and Management.............................          21
Item 12.         Certain Relationships and Related Transactions.............................................          21
Item 13.         Exhibits and Reports on Form 8-K...........................................................          21
Signatures..................................................................................................          24
Index to Consolidated Financial Statements..................................................................         F-1

                          OEC COMPRESSION CORPORATION
                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

    The Company was incorporated as Hawkins Energy Corporation in the state of Oklahoma in June 1989 for the purpose of consolidating the businesses and assets of Equity Compressors, Inc. ("Equity Compressors") and ten Hawkins Exploration oil and gas limited partnerships (the "Hawkins Limited Partnerships"). To effect the consolidation, the Company extended an exchange offer to the stockholders of Equity Compressors and the partners of the Hawkins Limited Partnerships. Following approval by a majority in interest of the limited partners in each of the Hawkins Limited Partnerships, the Company acquired the assets and assumed the liabilities of the Hawkins Limited Partnerships and acquired the stock of Equity Compressors, all in exchange for common stock of the Company, and commenced operations on December 29, 1989.

    The Company acquired Equity Compressors when its sole business was the leasing of gas compression equipment to operators. Equity Compressors broadened its scope of operations through its acquisition in April 1990 of a compressor remanufacturing and service business. The business of the acquired company centered around the acquisition, remanufacture and sale of existing gas compressor units. By May 1990, this business was fully integrated into Equity Compressors.

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

    During March 1995, the Board of Directors of Equity Compressors, Mid-South and Owens each approved the formal merger of Mid-South and Owens with and into Equity Compressors. The companies merged their operations under the Equity Compressors name as of January 1, 1995. The businesses of Equity Compressors included leasing, direct sales and remanufacturing services of various types of gas compression equipment.

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

    On August 6, 1997 the Company announced the acquisition of 100% of the common stock of Ouachita Energy Corporation ("Ouachita") and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition agreements that were closed effective July 31, 1997, the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock and approximately $24 million in cash and assumption of debt.

    On October 30, 1997, the Company, through its wholly owned subsidiary, Sunterra Energy Corporation, entered into a venture with Prize Petroleum, L.L.C. ("Prize") of Tulsa, Oklahoma, to form Sunterra Petroleum Company, L.L.C. ("Sunterra L.L.C."). Sunterra L.L.C. was initially capitalized with oil and gas properties and cash commitments with a value in excess of $9 million. Sunterra L.L.C. will focus on oil and gas acquisitions with development opportunities. A $10 million bank credit facility has been established to allow Sunterra L.L.C. to pursue property acquisitions and their development.

    On December 8, 1997 the Company announced that effective December 31, 1997 it would close its shop facilities in Oklahoma City, Oklahoma, Kilgore, Texas, and Columbia, Mississippi. The acquisition of Ouachita enabled the Company to consolidate the facilities operations into one state of the art facility located in West Monroe, Louisiana. Although significant costs were incurred as a result of the closing of these facilities in the fourth quarter of 1997, the consolidation of the shop facilities allowed the Company greater control over product engineering and design, better quality equipment, more reliable service and increased control over expenses at the facilities level.

    On March 6, 1998, the Company merged Equity Compressors into Ouachita. At December 31, 1998, the combined compressor fleet had 843 gas compression units with a total of approximately 218,000 horsepower.

    During March 1998, the Company received written consents from a majority of shareholders to increase the number of authorized shares of common stock and to change the name of the Company to OEC Compression Corporation.

    At December 31, 1998, Sunterra L.L.C.'s oil and gas properties were estimated to have proved reserves of 12,720,000 thousand cubic feet ("Mcf") of natural gas and 163,000 barrels of oil. Natural gas reserves constituted approximately 93% of the Company's reserve base on a "gas equivalent" basis (converting each barrel of oil to six Mcf of natural gas).

    The primary business plan of the Company is growth within the compression service sector of the natural gas industry. The Company plans to extend its activities in the compression service sector by expanding its customer base and its business with existing customers by providing the highest quality compression services. Additionally, the Company will pursue the purchase of customer owned compressors as well as the purchase of competitors. Oil and gas property acquisitions will be pursued through Sunterra L.L.C.

    The Company had 156 employees at year-end 1998. Its principal executive offices are maintained at 2501 Cedar Springs Road, Suite 600, Dallas, Texas 75201. Telephone (214) 953-9560.

GAS COMPRESSION OPERATIONS

    GENERAL. The Company conducts its compressor operations through Ouachita Energy Corporation, its wholly owned subsidiary located in West Monroe, Louisiana.

    The age of a gas well usually affects its need for compression. A gas well has a natural flowing pressure which may or may not be adequate to overcome the pipeline pressure at the point where the gas is introduced into a gathering system or transmission pipeline. If the flowing pressure of the gas is not adequate to overcome the pipeline pressure, it is not physically possible to produce or transport the gas without the aid of compression. Gas compression is used to overcome this problem by boosting the flowing pressure of the gas. Theoretically, all gas wells will eventually need compression to boost natural well flowing pressure to exceed pipeline pressure. Historically, gas compressors have generally been purchased and operated by gas producers and gas transporters. However, over the last several years, these same groups have also used equipment leasing and contract compression services as an accepted means of providing for their gas compression needs.

    EQUIPMENT LEASING AND CONTRACT COMPRESSION SERVICES. At year-end 1998, the Company's service fleet included 843 compressors located in Alabama, Arkansas, Kansas, Louisiana, Mississippi, Oklahoma, New Mexico and Texas. These compressors generally average 258 horsepower in size and their cost as a new unit of that size averages about $225,000. The Company's rental fleet is comprised mostly of used, remanufactured equipment which was acquired at a substantial discount to the cost of comparable new compressor units. The fleet includes engines and compressors of various manufacturers.

    Prior to the Ouachita acquisition in the third quarter of fiscal year 1997, the Company's core business was compression rental-with-maintenance to natural gas producers, processors and pipelines. With the Ouachita acquisition, the Company commenced providing full contract compression services, which is the complete "outsourcing" of a client's compression operations to the Company.

    The size and configuration of each compressor varies depending on the particular application for which it is utilized. Consideration is given to the differential between the wellhead and pipeline flowing pressures and the volumes of gas delivered from the wellhead.

    The following table sets forth certain data concerning the Company's activity in the acquisition and leasing of compressors:

                                                                                               DECEMBER
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Number of units...................................................................        843        669        411
Horsepower utilization rate at end of period......................................        79%        80%        81%
Equipment horsepower at end of period.............................................    217,663    169,229     46,531

    LEASE/CONTRACT COMPRESSION TERMS. Generally, the Company's compressors are leased or contract compression services are provided to well operators under written agreements for periods ranging from month-to-month to five years. These contracts are sometimes renewed at the end of the specified term at which time the rentals and other terms may be renegotiated. The competitive marketplace determines the rental/contract rates used in new contracts and in renewals of existing contracts. Once the minimum term has expired, the equipment continues on a month-to-month basis, with either party having the right to terminate the contract by giving a thirty-day written notice. The majority of the deployed compressors at December 31, 1998 were leased on a month-to-month basis.

    Under the typical rental-with-maintenance lease, the lessee pays the costs of transporting the compressor to the well site, installation, all fuel and other operating costs. The compressors are operated on a daily basis by the employees of the lessee. The Company maintains service departments which employ skilled compressor mechanics who service and maintain compression equipment. Under the most common type of lease, the lessee pays a flat fee for monthly compression inclusive of service, equipment rental, lubricants and all parts and maintenance. Under the typical contract compression service contract, the Company provides the customer with both the compression equipment and operates that equipment for the customer. The Company's personnel are responsible for both day-to-day operation and maintenance of the provided compression equipment for a monthly service fee. Revenues, associated with contracts for rental-with-maintenance and contract compression services are recognized on the first day of the month in which the service is provided.

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

    The Company faces competition from a number of different companies, some of which have larger staffs, more equipment and assets and greater financial resources. The principal competition in the compressor leasing business comes from other compression service companies.

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

    The Company operates 53 of the wells in which it owns an interest. The Company has previously engaged an affiliated company and a third-party to handle the operations of the wells it controlled. During the second quarter of 1997, the Company directly assumed operations of all of its properties.

    SIGNIFICANT PROPERTIES. At December 31, 1998, the Company owned oil and gas interests in 152 producing wells, undrilled leasehold interests and related assets located in Arkansas, Kansas, Oklahoma and Texas. Exploration and development efforts have been concentrated in the Anadarko and Arkoma Basins located in the states listed above. It is expected that the Company will continue to focus on these areas in its future operations.

                                 ANADARKO BASIN

    In the Anadarko Basin, the interests owned by the Company consist of 129 gross (51.68 net) wells, of which 41 are operated by the Company. The properties in this basin contain proved reserves totaling 9,489,918 Mcf of gas and 163,276 barrels of oil and represent approximately 71% of the present value of the proved reserves of the Company at December 31, 1998.

                                  ARKOMA BASIN

    In the Arkoma Basin, the interests owned by the Company consist of 23 gross (7.25 net) wells, twelve of which are operated by the Company. The properties in this basin contain proved reserves totaling 3,229,952 Mcf of gas and represent approximately 29% of the present value of the proved reserves of the Company as of December 31, 1998.

    DRILLING ACTIVITIES. During the periods indicated, the Company participated in the drilling of the following development wells:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------------------
                                                                                1998                    1997              1996
                                                                       ----------------------  ----------------------  -----------
                                                                          GROSS        NET        GROSS        NET        GROSS
                                                                       -----------  ---------  -----------  ---------  -----------
Development
Productive...........................................................         3.0        1.53         3.0        1.40         4.0
Non-Productive.......................................................         2.0        1.03         1.0         .11          --
                                                                               --                      --                      --
                                                                                          ---                     ---
Total................................................................         5.0        2.56         4.0        1.51         4.0
                                                                               --                      --                      --
                                                                               --                      --                      --
                                                                                          ---                     ---
                                                                                          ---                     ---

                                                                          NET
                                                                          ---
Development
Productive...........................................................        3.0
Non-Productive.......................................................         --
                                                                              --
Total................................................................        3.0
                                                                              --
                                                                              --

    PRODUCTIVE WELLS. The following table sets forth certain information relating to oil and gas wells which are producing or which are shut-in but capable of producing oil and/or gas at December 31, 1998. A "gross" well is any well in which the Company owned an interest while "net" wells equal the sum of the Company's fractional interests in the gross wells.

                                PRODUCTIVE WELLS
                            AS OF DECEMBER 31, 1998

                                                                         GROSS        NET
                                                                      -----------  ---------
Oil.................................................................          36       19.47
Gas.................................................................         116       39.47

    ACREAGE. The following table sets forth the gross and net oil and gas leasehold acreage of the Company as of December 31, 1998. "Gross" acreage refers to any acreage in which the Company owns an interest while "net" acreage refers to the Company's actual proportionate interest in the acreage.

                                    ACREAGE
                            AS OF DECEMBER 31, 1998
                                   DEVELOPED

Gross Acres.................................................     52,357
Net Acres...................................................     18,420

    PROVED RESERVES. The following table reflects the proved reserves of the Company as estimated, at the dates indicated. The increase in MCF in 1998 from 1997 is primarily due to the successful drilling of two new gas wells and properties contributed by Prize. The increase in Mcf from 1996 to 1997 is partly due to the drilling of three new gas wells which added proved reserves totaling 836,000 Mcf and properties contributed by Prize. All reserve information is attributable to the Company's ownership in Sunterra L.L.C., for which there is an approximate 27% minority interest.

      ESTIMATED FUTURE NET REVENUES AND PRESENT VALUE FROM PROVED RESERVES
                               AS OF DECEMBER 31,
                                 (IN THOUSANDS)

         1998                     1997                      1996
----------------------  ------------------------  ------------------------
   OIL         GAS          OIL          GAS          OIL          GAS
  BBLS         MCF         BBLS          MCF         BBLS          MCF
---------  -----------  -----------  -----------  -----------  -----------
   163         12,720          603        9,425          930        4,989

    The following table sets forth the estimated future net revenues from proved reserves of the Company, before deducting the impact of federal and state income taxes. The present value of estimated future net revenues discounted at 10% per annum was prepared using constant prices of approximately $9.51 per barrel of oil and $1.99 per Mcf of gas, which were the average oil and gas prices in effect at December 31, 1998. As of March 16, 1999, the Company's average prices were approximately $12.66 per Bbl of oil and $1.55 per Mcf of gas.

               ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES
                                 (IN THOUSANDS)

Estimated Future Net Revenues Attributable to Production
  During:
1999.......................................................  $   1,806
2000.......................................................      1,818
2001.......................................................      1,588
2002.......................................................      1,387
2003.......................................................      1,212
Remainder..................................................      7,156
                                                             ---------
Total......................................................  $  14,967
                                                             ---------
                                                             ---------
Net Present Value (discounted at 10% per annum)............  $   9,126
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

    MARKET FOR OIL AND GAS. The market for oil and gas production depends upon a number of factors, including the availability of other domestic production, crude oil imports, the proximity and size of oil and gas pipelines, the marketing of competitive fuels and general fluctuations in the supply and demand for oil and gas. For the past several years, there has existed a surplus of imported oil and domestic natural gas. Since the fourth quarter of 1997, such excess has resulted in reduced oil and gas prices and curtailment of gas production. In addition, such oversupplies may cause delays in marketing the natural gas from producing wells.

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

    Approximately 93% of the Company's proved reserves consist of natural gas, while the remaining are crude oil on an equivalent unit basis. Consequently, the financial results of the Company's gas and oil production activities will be affected by positive or negative developments in the pricing of and markets for both natural gas and crude oil.

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

                   AVERAGE SALES PRICES AND PRODUCTION COSTS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Average Sales Price per Mcf of gas produced..........................................  $    2.11  $    2.65  $    2.36
Average Sales Price per barrel of oil produced.......................................  $   13.51  $   19.35  $   19.32
Production Cost per MCFE(1)..........................................................  $     .63  $     .85  $     .73
Production Cost per BOE(2)...........................................................  $    3.77  $    5.11  $    4.35

------------------------

(1) "MCFE" means equivalent Mcf of natural gas and is determined by converting each barrel of oil to six Mcf of natural gas.

(2) "BOE" means equivalent barrels of oil and is determined by converting six Mcf of natural gas to one barrel of oil.

REGULATIONS

    The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

    MARKETING, GATHERING AND TRANSPORTATION. Federal legislation and regulatory controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. Historically, the transportation of gas for resale in interstate commerce has been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), and the Natural Gas Policy Act of 1978 (the "NGPA") and Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place.

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

    The cumulative impact on the Company of the deregulation provisions of the NGPA, the Decontrol Act and Order No. 547 is that the Company's gas production is no longer subject to price regulation. Rather, it is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be lower than most regulated price ceilings previously prescribed by the NGPA.

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

    In April 1992 (and clarified in August 1992 and finalized in November 1992), the FERC issued Order 636, a complex regulation which has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services and stand-by sales services) and to adopt a new rate-making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become transporters only. Each pipeline company had to develop the specific terms of service in individual proceedings. The new rules are subject to pending court challenges by numerous parties. In addition, many of the individual pipeline restructurings are the subject of pending appeals, either before the FERC or in the courts.

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

EMPLOYEES

    At December 31, 1998, the Company had 152 full-time employees and 4 part-time employees. The Company has 137 employees in its gas compression operations, 4 employees in its oil and gas operations and 15 employees in its general corporate area. None of these employees are represented by a union or labor organization. The Company considers its relations with these employees to be satisfactory.

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

NAME                                                   AGE                    POSITION
-------------------------------------------------      ---      -------------------------------------
Richard D. Brannon...............................          40   Chairman of the Board

Matthew S. Ramsey................................          44   President/Chief Executive Officer

James W. Bryant..................................          65   Chief Operating Officer

Jack D. Brannon..................................          42   Senior Vice President/Chief Financial
                                                                Officer

    The following is a brief description of the business background of each of the executive officers of the Company.

    Mr. Richard Brannon has served as Chairman of the Board since December 19, 1996. Mr. Brannon is President of Brannon Oil & Gas, Inc., an independent energy investment company. Mr. Brannon is an investor in oil and gas production, natural gas pipelines, real estate and equity investments. Mr. Brannon served as a director of Cornerstone Natural Gas, Inc., a natural gas pipeline and processing company, until its sale to El Paso Natural Gas Company in 1996. Mr. Brannon also previously served as an Advisory Board member to First Interstate Bank, Fort Worth. Mr. Brannon has a B.S. degree in Petroleum Engineering from the University of Texas at Austin and is a Certified Professional Engineer. Mr. Brannon's brother serves as the Company's Senior Vice President and Chief Financial Officer.

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

    Mr. James W. Bryant has served as Chief Operating Officer since December 18, 1998. Mr. Bryant brings 40 years of management and engineering experience in the natural gas industry to the Company. Mr. Bryant is presently President of Cardinal Resources, Inc., an engineering and management consulting company. Prior to Cardinal Resources, Inc., Mr. Bryant was founder and Chief Executive Officer of Endevco, Inc., predecessor to Cornerstone Natural Gas, Inc. Mr. Bryant has a B.S. in Chemical Engineering from Louisiana Tech University and is a Registered Professional Engineer in Texas and Louisiana.

    Mr. Jack Brannon has served as Senior Vice President and Chief Financial Officer since January 1, 1997. Previously, he was employed by BOK Capital Services Corporation as Senior Vice President (1994 - 1996) and its affiliate, Bank of Oklahoma, N.A., as Vice President, Energy Group (1984 - 1996). He holds three degrees from the University of Texas at Austin: a B.S. with honors, an M.A. and an M.B.A. Mr. Brannon's brother serves as the Chairman of the Board of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS AND SELECTED FINANCIAL DATA

    As of March 24, 1999, the Company had approximately 1,213 holders of record of its common stock. Effective September 3, 1998, the Company's common stock was approved for listing on the American Stock Exchange (AMEX) under the symbol "OOC". The table below reflects the high and low bid prices per share of the Company`s common stock for each calendar quarter during 1998 and 1997 as quoted by AMEX since September 3, 1998 and NASDAQ for prior periods. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                                                          1998                  1997
                                                                                  --------------------  --------------------
QUARTER                                                                             HIGH        LOW       HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------  ---------  ---------
First...........................................................................      2.750      2.063      1.688      1.188
Second..........................................................................      2.563      2.063      2.500      1.531
Third...........................................................................      2.313      1.688      2.625      2.063
Fourth..........................................................................      1.938      1.063      2.750      2.188

    The Company has not paid any cash dividends on shares of its common stock since its organization and currently intends to continue its policy of retaining earnings, if any, for the Company's operations. The Company is prohibited by certain loan agreement provisions from paying dividends.

SELECTED FINANCIAL DATA

    Certain selected financial data is presented for each of the five years ended December 31:

                                                         1998         1997         1996        1995          1994
                                                       --------    ----------     -------    ---------     ---------
                                                            (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total revenues......................................   $ 26,242    $   16,027     $ 9,443    $   9,943     $  13,676(4)
Net Income (loss)...................................         12(1)     (1,687)(2)    (160)      (1,438)(3)     1,049(4)
Basic and dilutive net income (loss) per common
  share.............................................        .00          (.07)       (.01)        (.11)          .08
Total Assets........................................    106,921        84,365      25,810       26,041        27,914
Long-term debt:
  Current portion...................................         --             5         177          682         2,263
  Long-term portion.................................     58,829        39,076       5,362        9,000         6,967
Obligation under capital lease......................      1,673           464          --           --            --

------------------------

(1) Includes a provision to reduce the carrying value of other equipment of $162,000 and a charge-off of the Company's unamortized original organizational costs of $112,000.

(2) Includes recognition of contingent warrant expense of $1,440,000.

(3) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.

(4) Includes gain on sale of oil and gas properties of $1,880,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On March 6, 1998, the Company merged its two compression operations, Ouachita and Equity Compressors, under the Ouachita name. The merger allows the Company to promote Ouachita as a full contract compression service provider as well as rental-with-maintenance services to operators of producing natural gas wells and gas gathering systems.

    On May 20, 1998, the Company announced the acquisition of approximately 15,600 horsepower through two separate transactions. The acquisitions, one under a Purchase/Leaseback arrangement and the other a 100% asset purchase of a competitor, are in keeping with the Company's strategic plan for growth. The latter allowed the Company to establish a presence in the Fort Worth Basin of Texas.

    The Company reported net income of $12,000 in 1998 due principally to increased levels of compression equipment deployed on rental-with-maintenance and contract compression jobs. The sources of this growth are deployment of the existing fleet, acquisitions of equipment in the open market and the acquisition of working compression equipment. Total compression horsepower deployed on contracts ("earning compression horsepower") as of December 31, 1998 had increased 22% from December 31, 1997 levels.

    In 1999, the Company will continue to focus on the expansion of its compressor services operation (rental and contract compression) through increased utilization of its existing compressor fleet as well as from fleet additions through 1) individual unit acquisitions 2) Purchase/Leaseback transactions with gas producers and 3) acquisitions of competing compression companies.

CAPITAL RESOURCES AND LIQUIDITY

    On March 30, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment was $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective through March 2000, converting to a three-year term loan with a seven-year principal amortization. The December 31, 1998 borrowing base is $49 million but currently limited to the $40 million commitment. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties which have been pledged on Sunterra L.L.C.'s bank credit facility. At December 31, 1998, the available portion of the commitment was approximately $2 million.

    In December 1997, Sunterra L.L.C., entered into a new $10 million bank revolving credit facility with borrowings limited to a borrowing base determined on the value of the underlying oil and gas reserves. In December 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by the Sunterra L.L.C.'s oil and gas properties. The December 31, 1998 borrowing base is $2 million. At December 31, 1998, the available portion of the borrowing base was approximately $383,000.

    In July 1997, the Company entered into senior subordinated term note agreements with The Prudential Insurance Company of North America ("Prudential") for $15 million and $5 million. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was treated as an addition to paid-in capital. The resulting term note amount of $14,130,000 will be accreted over the 10-year term using its effective interest rate of 11.14%. The Company's cash pay-out over the term of the note is at the stated rate of 10.15%.

    The Company relies primarily on the collection of revenues associated with rental-with-maintenance and contract compression contracts to fund the Company's working capital and capital expenditure needs. Borrowings from the Company's senior credit facility are used primarily to finance the growth of the Company. The coordination of the cash flow from operations and borrowings from the senior credit facility allows the Company to optimize its cash flow. This cash management strategy creates a cash deficit for financial reporting purposes resulting from outstanding checks. At December 31, 1998, the Company had outstanding checks in excess of its cash balance of approximately $1.3 million.

    Net cash provided by operating activities increased to $3.7 million in 1998 from $2.2 million in 1997 primarily due to increases in compressor rentals and service fees revenues. Net cash used in investing activities decreased to $23.7 million in 1998 from $36.7 million in 1997, the latter due to a $23.8 million investment for the acquisition of Ouachita in 1997. This was offset by increased levels of additions to compressor and other equipment and additions to oil and gas properties. Net cash provided by financing activities decreased to $20 million in 1998 from $34.5 million in 1997, the latter due to the debt financing of the Ouachita acquisition in 1997. At December 31, 1998, the Company had current assets of approximately $9.9 million and current liabilities of $5.6 million. The Company anticipates that 1999 cash flow from operations, as well as the Company's senior bank credit facility will be sufficient to fund the Company's working capital and capital expenditure needs. At December 31, 1998 the Company was out of compliance with certain financial covenants in two of its credit facilities. The non-compliance was waived by the lending institutions.

RESULTS OF OPERATIONS

1998 VERSUS 1997

    In 1998, compressor rental revenues increased $10.8 million or 87% from 1997 due to growth associated with the acquisition of working compression equipment and internal growth. Revenues from compressor sales and remanufacturing services decreased $271,000 or 28% in 1998 from 1997. This decrease reflects the concentration of shop labor on maintaining and enhancing the rental/contract compressor fleet. Gross profit from compressor sales and remanufacturing services decreased to $36,000 in 1998 from $38,000 in 1997 due to the recognition of approximately $72,000 of expenses related to third-party service work classified as inventory at December 31, 1997, which were determined to be unrecoverable in 1998.

    Compressor operating costs of $9.7 million incurred on rental and contract units increased 92% as a result of the increased horsepower on lease. Compressor operating cost growth exceeds revenue growth principally due to incremental costs associated with installing additional equipment as well as start-up costs in new operating regions.

    Revenues from oil and gas sales decreased $276,000 or 10% in 1998 from 1997 primarily due to a 54% decrease in the volume of oil sold and a decrease in the average prices received by the Company. This decrease in oil volume is the result of the sale of a secondary oil recovery project located in Texas. The average price per Bbl decreased from $19.35 in 1997 to $13.51 in 1998. The volume of natural gas sold by the Company increased 60% during 1998 when compared to 1997 due to the successful drilling of two development wells and the properties contributed by Prize. The average price of natural gas received by the Company decreased 20% from $2.65 per Mcf in 1997 to $2.11 per Mcf in 1998.

    Oil and gas operating costs for 1998 are 9% lower than the same period in 1997 resulting from the sale of the secondary oil recovery project.

    Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1998 expense related to oil and gas properties is 47% higher when compared to 1997 due to the higher volumes of gas produced. Depreciation of the Compressor fleet increased 50% from 1997 due to the growth of the compressor fleet through acquisition and additions to the existing fleet. Associated with its acquisition of Ouachita, the Company changed its estimate of useful lives for certain of its compressor equipment to 20 years with capitalized overhauls on compressor rental equipment depreciated over 5 years. The effect of these changes decreased the 1997 loss from operations, net loss and loss per share (dilutive) by $265,000, $165,000, and $.01, respectively.

    General and administrative costs increased 5% to $4,299,000 when compared to 1997. The increase relates to expenses associated with the Company's increased level of operations. However, general and administrative expenses as a percentage of total revenues was 16% as compared to 26% for the same period ended December 31, 1997.

    Interest expense increased to $4,536,000 in 1998 from $1,884,000 in 1997 due to increased debt balances to finance the acquisition of Ouachita, and additional borrowings to finance the growth of the compressor fleet. During 1998, the Company has purchased a number of idle compressor units as well as compressor parts due to a favorable market price for the equipment with expectation of deploying that equipment for future compression service contracts. The natural lag between purchase and contract revenue generation has contributed to the increase in interest expense.

    Unamortized debt issue cost of approximately $70,000 associated with the prior credit facility were expensed in the first quarter of 1998 as an extraordinary item.

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

    Compressor operating costs of $5,063,000 increased 92% when compared to 1996 as a result of increased horsepower on leases from the existing fleet and the fleet size increase due to the Ouachita acquisition.

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

    The company incurred $404,000 of inventory write-downs associated with the closing of the shop facilities at December 31, 1997.

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

ACCOUNTING PRONOUNCEMENTS

    In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective January 1, 1997, resulting in the replacement of primary earnings per share ("EPS") with a newly defined basic EPS and modification to the computation of dilutive EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. (See Note 1 to the consolidated financial statements). In addition, in December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. These statements have not had a material effect on the Company's financial position or results of operations.

YEAR 2000

    The Company has prepared a Year 2000 Plan and has formed a committee to implement this plan. The committee has reviewed all Company hardware, software and embedded systems for Year 2000 compliance. As part of the review, the Company tested all critical compressor equipment and systems to the extent possible. The Company incurred no material costs in testing its internal compressor equipment and systems. The Company will send letters to significant vendors, customers and other third-party providers to ascertain compliance on the part of those outside parties for which non-compliance would significantly affect the Company's operations. In the event the Company determines a third-party to be non-compliant and believes such non-compliance to be a significant risk, the Company will develop a contingency plan for each such third-party. At December 31, 1998 the committee was approximately 25% complete with regard to implementing the Company's Year 2000 plan with regard to third-parties. The Company anticipates that the plan will be completed by September 30, 1999. The Company expects that implementation of its Year 2000 Plan as described herein will ensure that the Year 2000 issue will have no material impact on the Company's operating efficiency.

EFFECTS OF INFLATION

    In recent years inflation has not had a significant impact on the Company's operations or financial condition. The impact of inflation on the Company in the future will depend on the relative increases, if any, the Company may realize from its compressor sales and rental rates and the selling price of its oil and gas.

ITEM 7.  FINANCIAL STATEMENTS

    The Company's Consolidated Financial Statements required by this Item begin at page F-1 following page 24 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On July 16, 1998, the Executive Committee of the Board of Directors and the Audit Committee of the registrant determined to engage Arthur Andersen LLP as its independent auditors for the fiscal year ending December 31, 1998. On July 24, 1998, the registrant orally notified PricewaterhouseCoopers LLP ("PWC"); its independent auditor for the fiscal years ending December 31, 1997 and 1996 of this determination and that PWC would not continue to be engaged for the fiscal year ending December 31, 1998. The determination to replace PWC was made by the Audit Committee and the Executive Committee of the Board of Directors of the registrant.

    The reports of PWC for the fiscal years ended December 31, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1997 and 1996 and during the period from December 31, 1997 to July 24, 1998, there were no disagreements between the registrant and PWC concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information required by this item with respect to the Company's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the Section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

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

      3.3  Amended and Restated By-Laws. Incorporated herein by reference thereto.(1)

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

     10.2  Employment Agreement dated as of June 11, 1993, between Don E. Smith and
           Mid-South Compressors, Inc. Previously filed as Exhibit 10.5 to the Company's
           Annual Report on Form 10-KSB for the year ended December 31, 1993, which
           Exhibit is incorporated herein by reference thereto.(2)

     10.3  Amended and Restated Employee Stock Option Plan. Previously filed as Exhibit
           4.8 to the Company's Registration Statement on Form S-8 (File No. 333-23925),
           which Exhibit is incorporated herein by reference thereto.(2)

     10.4  Hawkins Energy Corporation 1994 Directors Stock Option Plan. Previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, which Exhibit is incorporated herein by reference thereto.(2)

     10.5  Hawkins Energy Corporation 401(k) Plans. Previously filed as Exhibit 4(c) to the Company's Registration Statement on Form S-8 (File No. 33-74640), which
           Exhibit is incorporated herein by reference thereto.(2)

     10.6  Hawkins Energy Corporation Revolving Credit and Term Loan Agreement dated
           September 1, 1995. Previously filed as Exhibit 10.10 to the Company's Annual
           Report on Form 10-KSB for the year ended December 31, 1995, which Exhibit is incorporated herein by reference thereto.

     10.7  Hawkins Energy Corporation Director Stock Plan. Previously filed as Exhibit
           4.6 to the Company's Registration Statement on Form S-8 (File No. 333-23925),
           which Exhibit is incorporated herein by reference thereto.(2)

     10.8  Fifth Amended Revolving Credit Facility dated as of July 31, 1997 between the
           Company, certain of its subsidiaries and the Bank of Oklahoma, N.A.
           Previously filed as Exhibit 10.2 to the Company's Quarterly report on Form
           10-QSB for the period ended June 30, 1997, which exhibit is incorporated herein by reference thereto.

     10.9  Employment Agreement dated as of August 6, 1997 among Ouachita Energy
           Corporation, the Company and Dennis W. Estis. Previously filed as Exhibit
           10.3 to the Company's Quarterly report on Form 10-QSB for the period ended
           June 30, 1997, which exhibit is incorporated herein by reference thereto.(2)

    10.10  Employment Agreement dated as of August 6, 1997 among Ouachita Energy
           Corporation, the Company and Andy Payne. Previously filed as Exhibit 10.4 to the Company's Quarterly report on Form 10-QSB for the period ended June 30,
           1997, which exhibit is incorporated herein by reference thereto.(2)

    10.11  Employment Agreement dated as of August 6, 1997 among Ouachita Energy
           Corporation, the Company and Dan McCormick. Previously filed as Exhibit 10.5 to the Company's Quarterly report on Form 10-QSB for the period ended June
           30, 1997, which exhibit is incorporated herein by reference thereto.(2)

    10.12  Revolving Credit Facility dated March 30, 1998 by and among Ouachita Energy
           Corporation, the Company and Bank of Scotland. Previously filed as Exhibit
           10.12 to the Company's Quarterly report on Form 10-QSB for the period ended
           June 30, 1998, which exhibit is incorporated herein by reference thereto.(2)

     21.1  Subsidiaries of the Registrant.(1)

     23.1  Consent of Independent Public Accountants.(1)

     23.2  Consent of Independent Public Accountants.(1)

   27      Financial Data Schedule.(1)

------------------------

(1) Filed herewith.

(2) Management contract or agreement.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed for the three months ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OEC COMPRESSION CORPORATION

                                By:
                                     -----------------------------------------
                                                 Matthew S. Ramsey
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
DATE: March 29, 1999

                                By:
                                     -----------------------------------------
                                                  Jack D. Brannon
                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    DATE: March 29, 1999

    /s/ RICHARD D. BRANNON
------------------------------  Chairman of the Board and
      Richard D. Brannon          Director

    /s/ MATTHEW S. RAMSEY
------------------------------  President, Chief Executive
      Matthew S. Ramsey           Officer and Director

     /s/ JAMES W. BRYANT
------------------------------  Chief Operating Officer,
       James W. Bryant            Director

  /s/ CHARLES M. BUTLER, III
------------------------------  Director
    Charles M. Butler, III

       /s/ RAY C. DAVIS
------------------------------  Director
         Ray C. Davis

     /s/ DENNIS W. ESTIS
------------------------------  Director
       Dennis W. Estis

     /s/ JAMES D. FINLEY
------------------------------  Director
       James D. Finley

    /s/ NEAL A. HAWTHORNE
------------------------------  Director
      Neal A. Hawthorne

    /s/ CLIFFORD S. LEWIS
------------------------------  Director
      Clifford S. Lewis

       /s/ DON E. SMITH
------------------------------  Director
         Don E. Smith

    /s/ JON P. STEPHENSON
------------------------------  Director
      Jon P. Stephenson

     /s/ KELCY L. WARREN
------------------------------  Director
       Kelcy L. Warren

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of independent public accountants...................................................................         F-2

Consolidated balance sheets................................................................................         F-4

Consolidated statements of operations......................................................................         F-5

Consolidated statements of changes in stockholders' equity.................................................         F-6

Consolidated statements of cash flows......................................................................         F-7

Notes to consolidated financial statements.................................................................         F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OEC Compression Corporation

    We have audited the accompanying consolidated balance sheet of OEC Compression Corporation (an Oklahoma Corporation) as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OEC Compression Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas
March 5, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
OEC Compression Corporation

    We have audited the consolidated balance sheets of OEC Compression Corporation, formerly Equity Compression Services Corporation ("the Company") as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 30, 1998

                          OEC COMPRESSION CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
                                                                                                (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents................................................................  $        7  $       1
  Accounts receivable, less allowance for doubtful accounts of $109 and $75 in 1998 and
    1997, respectively.....................................................................       3,309      2,782
  Interest receivable-related party........................................................          30          9
  Income tax receivable....................................................................          --        212
  Compressors and compressor parts inventory...............................................       6,293      2,674
  Other....................................................................................         300        273
                                                                                             ----------  ---------
    Total current assets...................................................................       9,939      5,951

Property and equipment, net (Note 5).......................................................      94,592     76,888

Notes receivable--related party............................................................         332        332
Goodwill and other intangibles, net of amortization of $409 in 1998 and
  $1,819 in 1997...........................................................................       2,057      1,175
Other assets, net..........................................................................           1         19
                                                                                             ----------  ---------
Total Assets...............................................................................  $  106,921  $  84,365
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Current Liabilities:
  Current portion of long-term debt........................................................  $       --  $       5
  Current portion of capital lease obligations.............................................         319        251
  Accounts payable and accrued liabilities.................................................       5,290      4,435
                                                                                             ----------  ---------
    Total current liabilities..............................................................       5,609      4,691

Long-term debt.............................................................................      58,829     39,076
Capital lease obligations..................................................................       1,354        213
Deferred income taxes......................................................................      10,216     10,142
Other......................................................................................          89         90
                                                                                             ----------  ---------
Total Liabilities..........................................................................      76,097     54,212
                                                                                             ----------  ---------
Minority interest..........................................................................       2,032      1,418
Commitments (Note 11)

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued.........................................................          --         --
  Common stock, $.01 par value, 60,000,000 shares authorized, 29,171,211 and 29,080,710 shares issued and 29,162,044 and 29,071,643 outstanding in 1998 and 1997,
    respectively...........................................................................         291        290
  Additional paid-in capital...............................................................      31,841     31,797
  Accumulated deficit......................................................................      (3,331)    (3,343)
  Treasury stock, at cost (9,167 and 9,067 shares in 1998 and 1997, respectively)..........          (9)        (9)
                                                                                             ----------  ---------
Total stockholders' equity.................................................................      28,792     28,735
                                                                                             ----------  ---------
Total Liabilities and Stockholders' Equity.................................................  $  106,921  $  84,365
                                                                                             ----------  ---------
                                                                                             ----------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                      (IN THOUSANDS, EXCEPT FOR
                                                                                         PER SHARE AMOUNTS)
Revenues:
  Compressor rentals and service fees............................................  $  23,125  $  12,363  $   6,445
  Compressor sales and remanufacturing...........................................        708        979      1,177
  Oil and gas sales..............................................................      2,409      2,685      1,821
                                                                                   ---------  ---------  ---------
  Total revenues.................................................................     26,242     16,027      9,443
                                                                                   ---------  ---------  ---------
Operating Expenses:
  Operating costs-compressors....................................................      9,700      5,063      2,643
  Cost of compressor sales and remanufacturing...................................        672        941        894
  Operating costs-oil and gas....................................................        728        804        516
  Depreciation, depletion and amortization.......................................      5,647      3,605      2,096
  Inventory write-down...........................................................         --        404         --
  Shop closing costs.............................................................         --        307         --
  General and administrative.....................................................      4,299      4,110      2,080
  Amortization of intangibles....................................................        323         82        105
  Provision to reduce the carrying value of other equipment......................        162         --         --
                                                                                   ---------  ---------  ---------
    Total expenses...............................................................     21,531     15,316      8,334
                                                                                   ---------  ---------  ---------
Income from operations...........................................................      4,711        711      1,109
                                                                                   ---------  ---------  ---------
Other income (expense):
  Gain (loss) on sale of assets..................................................        (22)        10       (437)
  Interest and other income......................................................        122         52         26
  Interest expense...............................................................     (4,536)    (1,884)      (927)
  Contingent warrant expense.....................................................         --     (1,440)        --
  Minority interest in results of oil and gas operations.........................       (146)       (60)        --
                                                                                   ---------  ---------  ---------
                                                                                      (4,582)    (3,322)    (1,338)
                                                                                   ---------  ---------  ---------
Net income (loss) before income taxes and extraordinary item.....................        129     (2,611)      (229)
Income tax (expense) benefit.....................................................        (75)       924         69
                                                                                   ---------  ---------  ---------
Net income (loss) before extraordinary item......................................         54     (1,687)      (160)

Extraordinary item:
  Write off of unamortized debt issue costs on debt retirement (net of $28
    tax).........................................................................        (42)        --         --
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $      12  $  (1,687) $    (160)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic and dilutive net income (loss) before extraordinary item
  per common share...............................................................  $     .00  $    (.07) $    (.01)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Extraordinary item...............................................................  $     .00  $     .00  $     .00
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic and dilutive net income (loss) per common share............................  $     .00  $    (.07) $    (.01)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                                       DEFERRED
                                                               ADDITIONAL    RETAINED                  EXPENSE--
                                                    COMMON       PAID-IN     EARNINGS     TREASURY    CONTINGENT
                                                     STOCK       CAPITAL     (DEFICIT)      STOCK      WARRANTS      TOTAL
                                                  -----------  -----------  -----------  -----------  -----------  ---------
Balances, December 31, 1995.....................   $     130    $  12,114    $  (1,448)   $     (98)   $      --   $  10,698
  Sale of stock
    (8,000,000 shares)..........................          80        4,138           --           --           --       4,218
  Issuance of contingent warrants...............          --        1,440           --           --       (1,440)         --
  Sale of treasury stock........................
    (78,200 shares).............................          --           --          (48)          89           --          41
  Net loss......................................          --           --         (160)          --           --        (160)
                                                       -----   -----------  -----------         ---   -----------  ---------
Balances, December 31, 1996.....................         210       17,692       (1,656)          (9)      (1,440)     14,797
                                                       -----   -----------  -----------         ---   -----------  ---------
  Exercise of stock options.....................           1           73           --           --           --          74
  Issuance of shares in connection with Ouachita
    acquisition
    (7.6 million shares)........................          76       12,464           --           --           --      12,540
  Issuance of shares in connection with
    settlement of liability (Note 2)............           3          698           --           --           --         701
  Vesting of contingent warrants................          --           --           --           --        1,440       1,440
  Warrants issued in connection with secured
    senior subordinated
    term note...................................          --          870           --           --           --         870
  Net loss......................................          --           --       (1,687)          --           --      (1,687)
                                                       -----   -----------  -----------         ---   -----------  ---------
Balances, December 31, 1997.....................         290       31,797       (3,343)          (9)          --      28,735
                                                       -----   -----------  -----------         ---   -----------  ---------
  Exercise of stock options.....................           1           44           --           --           --          45
  Net Income....................................          --           --           12           --           --          12
                                                       -----   -----------  -----------         ---   -----------  ---------
Balances, December 31, 1998.....................   $     291    $  31,841    $  (3,331)   $      (9)   $      --   $  28,792
                                                       -----   -----------  -----------         ---   -----------  ---------
                                                       -----   -----------  -----------         ---   -----------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).............................................................  $       12  $   (1,687) $    (160)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depletion, depreciation, and amortization.....................................       5,970       3,687      2,201
  Deferred taxes................................................................         102        (709)      (131)
  Contingent warrant expense....................................................          --       1,440         --
  Minority interest in results of oil and gas operations........................         146          60         --
  Other.........................................................................         276         424        437
Changes in operating assets and liabilities:
  Accounts and notes receivable.................................................        (535)     (1,131)       728
  Compressors and parts inventory...............................................      (2,706)       (209)       (18)
  Accounts payable and accrued liabilities......................................         272         720        (47)
  Other.........................................................................         189        (397)       124
                                                                                  ----------  ----------  ---------
      Net cash provided by operating activities.................................       3,726       2,198      3,134
                                                                                  ----------  ----------  ---------
Cash flows from investing activities:
  Acquisitions of compressor and other
        equipment...............................................................     (21,056)    (11,788)    (3,580)
  Acquisition of Subsidiary.....................................................          --     (23,831)        --
  Proceeds from sale of compressor,
    other equipment and gas properties..........................................         846         353        898
  Additions to oil and gas properties...........................................      (2,241)       (877)      (732)
  Increase in goodwill and other assets.........................................      (1,275)       (525)        (3)
                                                                                  ----------  ----------  ---------
      Net cash used in investing activities.....................................     (23,726)    (36,668)    (3,417)
                                                                                  ----------  ----------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                          OEC COMPRESSION CORPORATION

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998       1997        1996
                                                                                 ----------  ---------  ----------
                                                                                          (IN THOUSANDS)
Cash flows from financing activities:
  Sale of treasury stock.......................................................          --         --          41
  Payments of capital lease obligations........................................        (420)      (144)         --
  Proceeds of long-term debt...................................................      45,321     40,336       6,752
  Payments on long-term debt...................................................     (25,040)    (5,805)    (10,895)
  Proceeds of stock issuance...................................................          45         74       4,218
  Minority interest capital contributions......................................         100         --          --
                                                                                 ----------  ---------  ----------
    Net cash provided by financing activities..................................      20,006     34,461         116
                                                                                 ----------  ---------  ----------
  Net increase (decrease) in cash and cash equivalents.........................           6         (9)       (167)
  Cash and cash equivalents
    beginning of year..........................................................           1         10         177
                                                                                 ----------  ---------  ----------
  Cash and cash equivalents
    end of year................................................................  $        7  $       1  $       10
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
  Supplemental disclosure of cash flow information:
    Interest paid..............................................................  $    4,062  $   1,646  $      947
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
    Income taxes paid..........................................................  $       --  $      35  $       48
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
  Non-cash investing and financing activities:
    Issuance of common stock in connection with acquisition of subsidiary......          --  $  12,540          --
    Capital leases assumed in connection with acquisition of
      subsidiary...............................................................          --  $     608          --
    Issuance of warrants in
      Connection with secured senior
      subordinated term note...................................................          --  $     870          --
    Issuance of common stock in connection with settlement of liability (Note
      2).......................................................................          --  $     701          --
    Contribution of oil and gas properties by minority interest owner..........  $      368  $   1,358          --
    Capital leases of compressor equipment.....................................  $    1,629         --          --

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its 73% owned oil and gas venture Sunterra Petroleum Company, L.L.C. ("Sunterra L.L.C."). All intercompany transactions have been eliminated.

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

COMPRESSORS AND COMPRESSOR PARTS INVENTORY

    Compressors and compressor parts are carried at the lower of cost or market, using specific identification of costs and weighted average costs, respectively. At December 31, compressor and compressor parts inventory consisted of:

                                                                     1998       1997
                                                                   ---------  ---------
                                                                      (IN THOUSANDS)
Compressor Work in Progress......................................  $   2,844  $     612
Cylinders........................................................      1,475        743
Engines..........................................................        763        269
Parts and Supplies...............................................      1,211      1,050
                                                                   ---------  ---------
                                                                   $   6,293  $   2,674
                                                                   ---------  ---------
                                                                   ---------  ---------

OIL AND GAS OPERATIONS

    The Company through its wholly owned subsidiary, Sunterra, entered into a venture with Prize Petroleum, L.L.C. ("Prize") of Tulsa, Oklahoma, to form Sunterra L.L.C. Sunterra L.L.C. was capitalized with all of the Company's oil and gas properties and oil and gas properties contributed by Prize valued at $1,826,000 through December 31, 1998. Sunterra L.L.C. will focus on oil and gas acquisitions with development opportunities. At December 31, 1998, the Company has an approximate 73% ownership in Sunterra L.L.C. which interest will decline in the future to a minimum interest of 51% as Prize makes additional contributions of oil and gas properties. The Company has effective control over the operations of Sunterra L.L.C. and has consolidated its results since its formation, October 1, 1997.

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

    The depreciation, depletion and amortization rates were $.51, $.43 and $.37 per equivalent Mcf produced in 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, no unevaluated properties or major development projects were excluded from the amortization base. In the event the unamortized cost of oil and gas properties being amortized exceeds the full-cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. Changes in reserve estimates or a decline in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties (see Note 13).

    Sales and abandonment's of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves is involved. Since all of the Company's oil and gas properties are located in the United States, a single cost center is used.

PROPERTY AND EQUIPMENT

    Compressor equipment held by the Company for rental purposes is stated at cost and depreciated over the serviceable life of the equipment. Leased compressor equipment is depreciated on a straight-line basis over an estimated useful life of 12 to 20 years. Due to the nature of compressor equipment no depreciation is recorded for idle equipment not under contract. Depreciation is resumed when the compressor equipment is contracted. Associated with its acquisition of Ouachita, the Company changed its estimate of useful lives for certain of its compressor equipment to 20 years with capitalized overhauls on compressor rental equipment depreciated over 5 years. The effect of these changes decreased the 1997 loss from operations, net loss and loss per share (dilutive) by approximately $265,000, $165,000 and $.01, respectively. Buildings and other equipment are stated at cost and depreciated over their estimated useful lives of 30 years and 5 years, respectively.

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

GOODWILL AND OTHER INTANGIBLES

    Goodwill is amortized using the straight-line method over the estimated benefit periods of twenty-four to thirty years. Non-compete agreements are amortized using the straight-line method over the life of the agreements of one to three years. Debt issue costs are amortized using the straight-line method over the life of the agreements ranging from 7 to 10 years.

                          OEC COMPRESSION CORPORATION

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH DEFICIT

    On March 10, 1998, the Company replaced its existing senior bank credit facility with a new senior bank credit facility. The prior facility automatically funded or withdrew the balance in the Company's bank account daily. The new facility requires the Company to formally request advances to fund operations. This change has caused the Company to incur a cash deficit for financial reporting purposes due to outstanding checks which will be funded through cash flow from operations or borrowings from the new facility. This cash deficit is necessary to maximize the Company's cash flow efficiently and in no way impairs the Company's ability to fund its daily operations. The cash deficit is included in the Company's Balance Sheet in the Current Liabilities section under the caption accounts payable and accrued liabilities. At December 31, 1998 the Company had outstanding checks in excess of its cash balance of approximately $1.3 million.

GAS BALANCING

    The Company accounts for oil and gas revenue on the sales method--recording revenues earned when gas is delivered. During such times as the Company's sales of gas exceeds its percentage ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Company's share of total estimated reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1998, based on the year-end price of $1.99 per mcf, the Company estimates its balancing position to be approximately $483,000 on under-produced properties and $432,000 on overproduced properties. The Company's policy is to record lease operating costs from all wells to correspond with the related recognition of revenue.

INCOME TAXES

    The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." This standard requires the measurement of deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not included in the measurement. Deferred tax liabilities primarily result from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes. Income tax benefit or expense is the tax payable for the current year and the change during that year in deferred tax assets and liabilities.

STOCK BASED COMPENSATION

    The Company applies Accounting Principals Board ("APB") Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1998, 1997 and 1996, no compensation expense has been recognized. As provided by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has disclosed the pro forma effects of recording compensation for such option grants based on their fair value in Note 9 to the financial statements.

                          OEC COMPRESSION CORPORATION

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK

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

SHOP CLOSING COSTS

    In the fourth quarter of 1997, the Company recognized a $307,000 charge in connection with the closure of its Oklahoma City, Oklahoma, Kilgore, Texas and Columbia, Mississippi shop facilities. The charge was comprised of provisions for approximately $143,000 related to severance costs, approximately $130,000 for moving and relocation costs, approximately $23,000 for transfer bonuses and approximately $11,000 related to the loss on sale of the Columbia, Mississippi facility. Approximately $34,000 of the costs were paid in 1997. The remaining $273,000 of costs were paid during 1998.

HEDGING ACTIVITY

    As a part of its risk management program, Sunterra L.L.C. entered into non-traded natural gas swap contracts. Gains and losses related to the contracts are deferred and recognized in income when the hedge transaction occurs. The open positions at December 31, 1998 are as follows:

                                                            AVERAGE
                                                            MONTHLY
                                                            VOLUME     SETTLEMENT       PRICE
TIME PERIOD                                                 (MMBTU)     LOCATION     (PER MMBTU)
--------------------------------------------------------  -----------  -----------  -------------
September 1998 - August 1999............................      30,000       Noram E    $   2.365

September 1998 - August 1999............................      30,000       Noram E    $   2.151

January 1999 - December 1999............................      30,000       Noram E    $   1.870

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

EARNINGS PER SHARE

    Approximately 10,897,000 and 637,500 of common stock options and warrants outstanding at December 31, 1997 and 1996, respectively, were excluded from the computation of dilutive earnings per share ("EPS") because their effect on EPS would have been anti-dilutive for those periods. Basic EPS is computed based on weighted average number of shares of common stock outstanding during the period.

                          OEC COMPRESSION CORPORATION

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Dilutive EPS is computed based on weighted average number of shares of common stock outstanding during the period adjusted for the effect of dilutive securities.

    The following is a reconciliation of basic and dilutive EPS computations:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Basic:
Net Income (loss)................................................................  $      12  $  (1,687) $    (160)
  Weighted average shares of common stock outstanding............................     29,154     24,196     13,687
                                                                                   ---------  ---------  ---------
  Basic EPS......................................................................  $     .00  $    (.07) $    (.01)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Effect of dilutive securities:
  Warrants.......................................................................      4,431         --         --
  Common stock options...........................................................        240         --         --
                                                                                   ---------  ---------  ---------
                                                                                       4,671         --         --
Dilutive:
  Net income (loss)..............................................................  $      12  $  (1,687) $    (160)
  Weighted average share of common stock outstanding and dilutive securities.....     33,825     24,196     13,687
                                                                                   ---------  ---------  ---------
Dilutive EPS.....................................................................  $     .00  $    (.07) $    (.01)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In addition, in June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. These statements, were adopted in 1998 and did not have a material effect on the Company's financial position or results of operations.

    In December 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires cost of start-up activities and organization costs to be expensed as incurred. The Company incurred a charge-off of unamortized original organizational costs upon adoption of SOP 98-5. The effect of adopting SOP 98-5 decreased the 1998 income from operations, net income and income per share (dilutive) by approximately $112,000, $69,000 and $.00, respectively.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was released. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized as assets or liabilities and measured at their fair value. SFAS No. 133 will be adopted in 2000 and is not expected to have a material effect on the Company's financial condition or operations.

                          OEC COMPRESSION CORPORATION

NOTE 2  ACQUISITION OF SUBSIDIARY

    On August 6, 1997, the Company completed the acquisition of 100% of the common stock of Ouachita Energy Corporation and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock valued at $12,540,000, and approximately $24 million in cash and assumption of debt. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Ouachita are included in the Company's results of operations since the date of acquisition. The aggregate purchase price of $36,560,000 has been allocated as follows (in thousands):

Current assets.....................................................  $   3,305
Compressor equipment...............................................     41,730
Buildings and equipment............................................      2,210
Current liabilities................................................     (2,507)
Deferred income tax liability......................................     (8,178)
                                                                     ---------
                                                                     $  36,560
                                                                     ---------
                                                                     ---------

    The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996, assuming the acquisition occurred as of January 1, 1997 and 1996 respectively, are as follows:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                AMOUNTS)
Revenue.................................................................  $  23,600  $  18,783
Net loss................................................................  $  (3,700) $  (1,963)
Loss per share..........................................................  $    (.13) $    (.09)

    A liability to the former owner of Ouachita totaling approximately $701,000 which was assumed in the acquisition was subsequently settled by the issuance of an additional 286,976 shares of the Company's common stock.

NOTE 3  SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

    Effective December 19, 1996, the Company sold to HACL, Ltd., a private investment group, 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in capital. The "fair value" of the warrants was estimated by an independent valuation firm to be $1,440,000, which the Company reported as an addition to paid-in capital offset by a deferred expense contra-equity account. A committee of the Board of Directors determined that the warrants fully vested during the third quarter of 1997. Accordingly, the $1,440,000 was expensed in the third quarter of 1997. The warrants for the corresponding 8,000,000 shares of common stock have not been exercised.

                          OEC COMPRESSION CORPORATION

NOTE 4  PROVISION TO REDUCE THE CARRYING VALUE OF OTHER EQUIPMENT

    In December of 1998 the Company as part of a Settlement Agreement (see note
10) agreed to exchange an airplane, owned by the Company, for shares of the Company's common stock and value related to a truck. It was determined during negotiations that the airplane be reduced to its estimated fair value of approximately $290,000, resulting in a provision to reduce the carrying value of the airplane of $162,000.

NOTE 5  PROPERTY AND EQUIPMENT

                                                                                              YEAR ENDED DECEMBER
                                                                                                      31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Land and building...........................................................................  $   1,846  $   1,693
Oil and gas properties, full cost method....................................................     39,401     37,374
Compressor equipment........................................................................     95,763     76,056
Other equipment.............................................................................      3,871      2,317
                                                                                              ---------  ---------
                                                                                                140,881    117,440
Less accumulated depreciated, depletion and amortization....................................     46,289     40,552
                                                                                              ---------  ---------
Net property and equipment..................................................................  $  94,592  $  76,888
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    On August 1, 1997, the Company acquired $41,730,000 of compressor equipment, $1,649,000 of land and buildings and $561,000 of other equipment as a result of the acquisition of Ouachita Energy Corporation.

NOTE 6  LONG-TERM DEBT

                                                                                              YEAR ENDED DECEMBER
                                                                                                      31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
Revolving line of credit due March, 2000 (interest on loans at LIBOR and Prime)(a)(d).......  $  38,013  $      --
8.25% Revolving line of credit(a)...........................................................         --     17,926
8.25% Revolving line of credit due December, 1999(b)(d).....................................      1,617      2,000
Secured Senior Subordinated Term Note due July, 2007(c)(d)..................................     14,199     14,149
Senior Floating Rate Secured Term Note due July, 2004 (interest at LIBOR),(c)(d)............      5,000      5,000
Notes payable other.........................................................................         --          6
                                                                                              ---------  ---------
Total debt..................................................................................     58,829     39,081
Less current portion........................................................................         --          5
                                                                                              ---------  ---------
Total long-term debt........................................................................  $  58,829  $  39,076
                                                                                              ---------  ---------
                                                                                              ---------  ---------

------------------------

(a) On March 10, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment was $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions.

                          OEC COMPRESSION CORPORATION

NOTE 6  LONG-TERM DEBT (CONTINUED)
    The facility is a borrowing base revolver effective through March, 2000, converting to a three-year term loan with a seven-year principal amortization. The December 31, 1998 borrowing base exceeds the $40 million commitment. Interest on the new facility is comprised of conforming and non-conforming borrowing bases which accrue interest at LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. Initial borrowings are at Prime until converted to LIBOR loans. At December 31, 1998 the average interest rate on outstanding loans was 7.03%. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties which have been pledged on Sunterra L.L.C.'s bank credit facility. At December 31, 1998 the available portion was approximately $2 million.

(b) In December 1997, Sunterra L.L.C., entered into a new $10 million bank revolving credit facility with borrowings limited to a borrowing base determined on the value of the underlying oil and gas reserves. In December, 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by Sunterra L.L.C.'s oil and gas properties. The December 31, 1998 borrowing base was $2 million. At December 31, 1998, the available portion was $383,000.

(c) In July 1997, the Company entered into senior subordinated term note agreements with The Prudential Insurance Company of North America ("Prudential") for $15 million and $5 million. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was reported as an addition to paid-in capital and as a discount on the notes. The resulting term note amount of $14,130,000 will be accreted over the ten-year term using its effective interest rate of 11.14%. The Company's cash pay-out over the term of the notes is at the stated rate of 10.15%. The $5 million note accrues interest at LIBOR plus 2.25%. At December 31, 1998 the rate was 7.84%.

(d) Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During 1998, the Company was not in compliance with certain covenants of its debt agreements, which were waived or modified by the lender.

    Long-term debt maturities as of December 31, 1998 are $0, $4,573,000, $5,930,000, $5,930,000 and $5,547,000 in 1999, 2000, 2001, 2002 and 2003,
respectively, with a remainder of $36,849,000 due in subsequent years. Based on the interest rates currently available to the Company for borrowings with similar terms and maturities, the long-term debt at December 31, 1998, approximates fair value.

NOTE 7  CAPITAL LEASES

    The Company has compression equipment and vehicles under capital lease agreements with a cost of $2,094,000 and accumulated amortization of $421,000

                          OEC COMPRESSION CORPORATION

NOTE 7  CAPITAL LEASES (CONTINUED)
    Future minimum lease payments for the above assets under capital leases at December 31, 1998 are as follows (in thousands):

1999........................................................  $     488
2000........................................................        324
2001........................................................      1,272
2002........................................................          2
                                                              ---------
Total minimum obligations...................................      2,086
Interest....................................................       (413)
                                                              ---------
Present value of net minimum obligations....................      1,673
Current portion.............................................       (319)
                                                              ---------
Long term portion...........................................  $   1,354
                                                              ---------
                                                              ---------

NOTE 8  INCOME TAXES

    Consolidated income tax benefit for each of the three years in the period ended December 31, 1998, consists of the following components:

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                             ---------------------------------
                                                                                                1998        1997       1996
                                                                                                -----     ---------  ---------
                                                                                                      (IN THOUSANDS)
Current provision expense (benefit)........................................................   $      --   $    (182) $      28
Deferred expense (benefit).................................................................          75        (742)       (97)
                                                                                                    ---   ---------        ---
Total income tax expense (benefit).........................................................   $      75   $    (924) $     (69)
                                                                                                    ---   ---------        ---
                                                                                                    ---   ---------        ---

    The Company's effective tax rate on pre-tax income differs from the U.S. federal statutory regular tax rate as follows:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
U.S. statutory regular tax rate..........................................................        34%       (34%)      (34%)
State taxes..............................................................................         4%        (4%)       (4%)
Goodwill and other.......................................................................        20%         2%         8%
                                                                                                 ---  ---------  ---------
Total....................................................................................        58%       (36%)      (30%)
                                                                                                 ---  ---------  ---------
                                                                                                 ---  ---------  ---------

                          OEC COMPRESSION CORPORATION

NOTE 8  INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Deferred tax assets:
  Allowances for losses.....................................................................  $      41  $      29
  Net operating loss carryforward...........................................................      6,175      3,132
  Alternative minimum tax credit carryforward...............................................        602        602
  Warrant expense deferred for income tax purposes..........................................        547        547
  Accounting method change for tax due to acquisition.......................................        274        411
                                                                                              ---------  ---------
    Gross deferred tax assets...............................................................      7,639      4,721

Deferred tax liabilities:
  Property and equipment--depreciation
    depletion and amortization..............................................................     17,855     14,863
                                                                                              ---------  ---------
Gross deferred tax liabilities..............................................................     17,855     14,863
                                                                                              ---------  ---------
Net deferred tax liability..................................................................  $  10,216  $  10,142
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    At December 31, 1998, the Company had net operating loss carryforwards for regular tax purposes of $16,249,000, which expire in 2009 through 2018.

NOTE 9  COMPENSATION PLANS

    EMPLOYEE STOCK OPTION PLAN. On August 8, 1989, the Board of Directors of the Company adopted and its stockholders approved an Employee Stock Option Plan (the "Stock Option Plan") which became effective on that date. An aggregate of 130,000 shares of common stock were initially available for sale upon exercise of options granted under the Stock Option Plan, provided that the number of shares available for options which may be granted under the Stock Option Plan will automatically be increased without action of the directors or stockholders of the Company to an amount equal to (when added to the number of shares of common stock subject to all other options granted by the Company) 8% of the issued and outstanding shares of common stock upon each issuance of shares of common stock occurring after February 28, 1990 (other than issuance's of shares upon the exercise of options granted under the Stock Option Plan). The Board of Directors may make authorized but unissued common stock available for the exercise of options or it may utilize shares held in treasury. On May 1, 1998, the Board of Directors approved the issuance of 3,670 stock options under the Stock Option Plan. The Stock Option Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options are not "incentive stock options," as such term is defined in Internal Revenue Code
Section 422A. As of December 31, 1998, options to acquire 1,233,115 shares of common stock at prices ranging from $.50 to $2.25 were outstanding.

    DIRECTOR STOCK OPTION PLANS. On August 8, 1989, the Board of Directors adopted and the stockholders approved a Director Stock Option Plan (the "1989 Director Plan") which became effective on that date. An aggregate of 170,000 shares of common stock are available for sale upon exercise of options granted under the 1989 Director Plan. At December 31, 1998, options for 30,000 shares at a price of $2.50 were exercisable. As of December 31, 1998, no options had been exercised. The 1989 Director Plan is not

                          OEC COMPRESSION CORPORATION

NOTE 9  COMPENSATION PLANS (CONTINUED)
subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A.

    On May 25, 1994, the Board of Directors adopted and the stockholders approved the 1994 Director Stock Option Plan which became effective on that date. Options to acquire an aggregate of 355,000 shares of common stock were initially granted; however, options to acquire 280,000 shares of common stock were surrendered for cancellation in 1996. At December 31, 1998, options for 75,000 shares at a price of $1.40 were exercisable. As of December 31, 1998, no options had been exercised. These options expire on May 24, 2004.

    On March 27, 1996, the Board of Directors adopted and on May 29, 1996, the stockholders approved the Director Stock Plan, which became effective on the date of its approval by the Company's stockholders. Under the Director Stock Plan, non-qualified stock options may be issued to non-employee directors of the Company. An aggregate of 250,000 shares of common stock are reserved for issuance upon the exercise of options granted under the Director Stock Plan. The Director Stock Plan provided for, effective upon its approval by the Company's stockholders, the automatic grant to eligible directors of an option to purchase either (i) 50,000 shares of common stock, if such eligible director had been an employee of the Company at any time, or (ii) 17,500 shares of common stock, if such eligible director had never been an employee of the Company. On each anniversary of each eligible director's election to the Board for the term as a director which he or she is currently serving, each such director will be granted an option to purchase 6,666 shares of common stock. In addition, upon an eligible director's initial election or appointment to the Board, such director will receive the grant of an option to purchase 10,000 shares of common stock. At December 31, 1998, options to acquire 242,494 shares of common stock at prices ranging from $.56 to $2.31 were outstanding. As of December 31, 1998, no options issued under the Director Stock Plan had been exercised. The Director Stock Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options", as such term is defined in Internal Revenue Code Section 422A.

    Activity pertaining to the Company's employee and director stock option plans is as follows:

                                                                                     NUMBER OF   WEIGHTED AVERAGE
                                                                                       SHARES     EXERCISE PRICE
                                                                                     ----------  -----------------
Outstanding at December 31, 1995...................................................     540,000      $    1.78
Granted............................................................................     517,500            .58
Exercised..........................................................................          --             --
Canceled...........................................................................    (420,000)         (1.40)
                                                                                     ----------
Outstanding at December 31, 1996...................................................     637,500            .81
Granted............................................................................   1,404,240           1.86
Exercised..........................................................................    (145,000)          (.51)
Canceled...........................................................................          --             --
                                                                                     ----------
Outstanding at December 31, 1997...................................................   1,896,740           1.61

Granted............................................................................      63,664           2.19
Exercised..........................................................................     (90,000)          (.50)
Canceled...........................................................................    (274,795)         (1.98)
                                                                                     ----------
Outstanding at December 31, 1998...................................................   1,595,609      $    1.64
                                                                                     ----------
                                                                                     ----------

                          OEC COMPRESSION CORPORATION

NOTE 9  COMPENSATION PLANS (CONTINUED)
                              OUTSTANDING OPTIONS

                                                                                       WEIGHTED AVERAGE   WEIGHTED
                                                                                          REMAINING        AVERAGE
EXERCISE                                                                    NUMBER OF    CONTRACTUAL      EXERCISE
PRICES                                                                       SHARES         LIFE*           PRICE
--------------------------------------------------------------------------  ---------  ----------------  -----------
$.50 - 1.00...............................................................    242,500      19.4 Years     $     .52
$1.00 - 2.00..............................................................    606,000      29.8 Years     $    1.35
$2.00 - 2.50..............................................................    747,109      34.2 Years     $    2.23

    As of December 31, 1998, options on 721,187 shares were exercisable.

------------------------

* Upon termination of employment or board service the option term becomes four years from date of termination.

    The Company applies APB Opinion No. 25 in accounting for its employee and director stock option plans. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1998, 1997 or 1996. Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" net loss per share would have been as follows at December 31:

                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Net income (loss) (in thousands)
  As reported.........................................................................  $      12  $  (1,687) $    (160)
  Pro forma...........................................................................  $    (294) $  (1,805) $    (334)

Loss per share (dilutive)
  As reported.........................................................................  $     .00  $    (.07) $    (.01)
  Pro forma...........................................................................  $    (.01) $    (.07) $    (.02)

    The fair value of each option granted is estimated using the Black-Scholes model. The Company's estimated stock volatility was 75%, 86% and 96% for 1998, 1997 and 1996, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 6% for 1998 through 1996. Expected life was estimated at four to eight years based on prior experience depending on the vesting periods involved and the make up of participating employees within each grant. The weighted average fair value of options granted during 1998, 1997 and 1996 as estimated using the Black-Scholes option pricing model, was $1.31, $1.06 and $.38 respectively.

    EMPLOYEE BENEFIT PLAN. Substantially all of the Company's employees are covered by a defined contribution 401(k) plan adopted in 1991. The Company matches 50% of the employee contributions up to a limit of 4% of employee annual earnings. All matching contributions are made in Company stock. Total expense related to the plan amounted to $87,000 in 1998, $50,000 in 1997 and $41,000 in 1996 respectively.

    OTHER. Non-qualified options for 15,000 shares at a price of $2.50 per share were granted to a former employee of the Company in 1990, all of which are currently exercisable with an expiration date of January 2030.

                          OEC COMPRESSION CORPORATION

NOTE 10  TRANSACTIONS WITH RELATED PARTIES

    The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors and employees. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.

    On December 16, 1998, the Company, Dennis Estis, the two other shareholders who granted a proxy to Mr. Estis and certain other parties entered into a Settlement Agreement. Among other things, the Settlement Agreement (i) prohibits Mr. Estis from participating in any proxy solicitation relating to certain actions, (ii) requires termination of the proxies granted to him by the two other shareholders, (iii) dismissed a lawsuit filed by Mr. Estis, (iv) released certain claims between the parties, (v) provided for a "standstill" agreement until June 30, 1999, (subject to possible extension and reinstatement as described below) prohibiting Mr. Estis from participating in enumerated actions relating to control of the Company and (vi) requires the Company to reimburse Mr. Estis for certain of his out-of-pocket expenses. The Company has agreed to use its best effort to sell or assist Mr. Estis to sell at least one-half of his shares of common Stock at $2.00 or more per share. If such a sale is not completed prior to June 30, 2000, then Mr. Estis' non-competition agreement shall be terminated except as to Mr. Estis' agreement not to solicit or hire employees of the Company. If the sale by Mr. Estis occurs prior to December 31, 2001, then the standstill agreement described above will be extended or reinstated, as the case may be, through December 31, 2001. As part of this settlement, Mr. Estis, in exchange for shares of the Company's common stock and the value of a truck, purchased an airplane from the Company. In closing this transaction the Company incurred an impairment of $162,000 on the airplane.

    Through its acquisition of Ouachita, the Company acquired note receivables of approximately $332,000 from the former owner of Ouachita, who is now a director of the Company and another party. Interest receivable related to these notes at December 31, 1998 and 1997 was approximately $30,000 and $9,000, respectively.

    On December 31, 1997, the Company sold its facility located in Columbia, Mississippi to a current member of the Company's Board of Directors. The Company received $316,000 in cash resulting in a loss of $11,000. During 1998, the Company remitted payments to this related-party totaling approximately $654,000 for service work on compression component parts at this facility. The Company was owed approximately $35,000 from the director related to the facility at December 31, 1998.

    The Company maintains a rent and expense sharing agreement with an affiliate. At December 31, 1998 and 1997, the Company was owed approximately $40,000 and $11,000, respectively, from the affiliate.

    The Company earned compressor rental revenues from affiliates totaling $279,000 in 1998, $341,000 in 1997 and $32,000 in 1996. At December 31, 1998,
the Company was owed approximately $60,000 on rental revenues earned in 1998 and $135,000 on rental revenues earned in 1997.

    The Company leases the use of an airplane from an employee. As of December 31, 1998, the Company had paid approximately $23,000 under this arrangement.

    The Company pays its Chairman of the Board a $5,000 monthly consulting fee.

NOTE 11  COMMITMENTS

    The Company leases compressor equipment under contracts with terms ranging from month-to-month to five years. The future revenues to be received under contracts at December 31, 1998

                          OEC COMPRESSION CORPORATION

NOTE 11  COMMITMENTS (CONTINUED)
are $7,779,000, $3,089,000, $1,205,000, $297,000 and $175,000 in 1999, 2000,
2001, 2002 and 2003, respectively.

    The Company leases facilities for its corporate and field offices with lease terms ranging from month-to-month to three years. The Company has certain other operating leases for other facilities, office equipment and automobiles. Future minimum rental payments under these leases total $121,000 and $78,000 for 1999 and 2000, respectively. The Company's rental expenses were $382,000, $467,000 and $431,000 in 1998, 1997 and 1996, respectively.

NOTE 12  INDUSTRY SEGMENT INFORMATION

                         OPERATIONS BY INDUSTRY SEGMENT

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Compressor operations:
  Net revenues...................................................................  $  23,833  $  13,342  $   7,622
  Operating income (loss)........................................................      3,938(1)      (501)       668
  Identifiable assets............................................................     99,635     77,985     21,267
  Capital expenditures...........................................................     21,056     11,788      3,580
  Depreciation and amortization..................................................  $   5,370  $   3,278  $   1,891
Oil and gas:
  Net revenues...................................................................  $   2,409  $   2,685  $   1,821
  Operating income (loss)........................................................        773      1,212        441
  Identifiable assets............................................................      7,286      6,380      4,543
  Capital expenditures...........................................................      2,241        877        732
  Depreciation, depletion and amortization.......................................  $     600  $     409  $     310

------------------------

(1) Includes a provision to reduce the carrying value of other equipment of $162,000 and a charge-off of the Company's unamortized original organizational costs of $112,000.

                          OEC COMPRESSION CORPORATION

NOTE 13  OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)

    Capitalized costs at year-end and costs incurred during the year were as follows:

                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Capitalized costs:
  Proved properties..............................................................  $  39,401  $  37,374  $  35,102
  Unproved properties............................................................         --         --         --
                                                                                   ---------  ---------  ---------
Total............................................................................     39,401     37,374     35,102
Less:
  Accumulated depreciation, depletion and amortization and provision to reduce
    carrying value...............................................................     32,568     31,824     31,376
                                                                                   ---------  ---------  ---------
    Net capitalized costs........................................................  $   6,833  $   5,550  $   3,726
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Costs incurred:
  Proved properties..............................................................  $   2,026  $      --  $      --
  Development....................................................................        582        877        732
                                                                                   ---------  ---------  ---------
Total costs incurred.............................................................  $   2,608  $     877  $     732
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Results of operations for producing activities were as follows:

                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Revenues.........................................................................  $   2,409  $   2,685  $   1,821
Production costs.................................................................       (728)      (804)      (516)
Depreciation, depletion and amortization.........................................       (600)      (409)      (261)
Income taxes.....................................................................       (411)      (538)      (397)
                                                                                   ---------  ---------  ---------
Results of operations for producing activities (excluding overhead and financing
  costs).........................................................................  $     670  $     934  $     647
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                          OEC COMPRESSION CORPORATION

NOTE 13  OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)
(CONTINUED)
    Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved oil and natural gas reserves were as follows:

                                                                                        DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                           1998                  1997             1996
                                                                   --------------------  --------------------  -----------
                                                                      OIL        GAS        OIL        GAS         OIL
                                                                     BBLS        MCF       BBLS        MCF        BBLS
                                                                   ---------  ---------  ---------  ---------      ---
                                                                                       (IN THOUSANDS)
Proved Reserves:
  Beginning of year..............................................        603      9,425        930      4,989         913
  Revision of estimates..........................................       (164)     1,106       (321)     1,337          39
  Extension and discoveries......................................         --        268         --      1,015          --
  Purchase of reserves...........................................         38      2,971         46      2,716           9
  Sales of reserves..............................................       (290)       (36)        --         --          --
  Production.....................................................        (24)    (1,014)       (52)      (632)        (31)
                                                                         ---  ---------        ---  ---------         ---
  End of Year....................................................        163     12,720        603      9,425         930
                                                                         ---  ---------        ---  ---------         ---
                                                                         ---  ---------        ---  ---------         ---
Proved Developed Reserves........................................        163     12,720        603      9,245         930
                                                                         ---  ---------        ---  ---------         ---
                                                                         ---  ---------        ---  ---------         ---


                                                                      GAS
                                                                      MCF
                                                                   ---------

Proved Reserves:
  Beginning of year..............................................      3,801
  Revision of estimates..........................................        604
  Extension and discoveries......................................        965
  Purchase of reserves...........................................        144
  Sales of reserves..............................................         --
  Production.....................................................       (525)
                                                                   ---------
  End of Year....................................................      4,989
                                                                   ---------
                                                                   ---------
Proved Developed Reserves........................................      4,717
                                                                   ---------
                                                                   ---------

    All of the Company's reserves are attributable to Sunterra L.L.C. for which there is an approximate 27% minority interest.

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

                          OEC COMPRESSION CORPORATION

NOTE 13  OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)
(CONTINUED)
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and gas reserves. Future net cash flows are as follows:

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
Future cash flows.............................................................  $   26,895  $   29,730  $   38,897
Production costs..............................................................     (11,780)    (11,849)    (12,124)
Development costs.............................................................        (147)         --        (148)
Income tax expense............................................................      (4,434)     (6,790)     (9,900)
                                                                                ----------  ----------  ----------
Future net cash flows.........................................................      10,534      11,091      16,725
10% discount factor...........................................................      (4,111)     (4,232)     (6,487)
                                                                                ----------  ----------  ----------
Standardized measure of discounted future net cash flows......................  $    6,423  $    6,859  $   10,238
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows.

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
Standardized measure, beginning of year.......................................  $    6,859  $   10,238  $    5,416
Sales of oil and gas net of production costs..................................      (1,620)     (1,822)     (1,305)
Net changes in prices and production costs....................................      (2,362)     (4,311)      6,184
Extensions and discoveries less related costs.................................         180         687       1,454
Purchase of reserves..........................................................       2,081       1,290         157
Sale of reserves..............................................................      (1,035)         --          --
Revisions of previous estimates...............................................         218        (707)        674
Accretion of discount.........................................................         602         885         524
Change in income tax expense..................................................       1,500         599      (2,866)
                                                                                ----------  ----------  ----------
Standardized measure, end of year.............................................  $    6,423  $    6,859  $   10,238
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    All of the Company's reserves and standardized measure of discounted future net cash flows are attributable to Sunterra L.L.C., for which there is an approximate 27% minority interest.

    The Company's reserves were determined at December 31, 1998 using constant prices of approximately $9.51 per Bbl of oil and $1.99 per Mcf of gas. As of March 16, 1999 the Company would be able to contract its oil and gas for sale at $12.66 per Bbl and $1.55 per Mcf, respectively. This decrease in prices would have an effect on the SMOG value of the Company's reserves at December 31, 1998.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.     DESCRIPTION
---------  -------------------------------------------------------------------------------------------------
      3.3  Amended and Restated Bylaws......................................................................

     21.1  Subsidiaries of the Registrant...................................................................

     23.1  Consent of Independent Public Accountants........................................................

     23.2  Consent of Independent Public Accountants........................................................

       27  Financial Data Schedule..........................................................................