Form 10QSB
period 1999-03-31
OEC COMPRESSION CORP
filed 1999-05-14
CIK 854661

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        March 31, 1999
                               ---------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________.

COMMISSION FILE NUMBER      0-18205
                            -------

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



    Number of Shares of Common Stock Outstanding on May 14,1999 - 28,986,711

           Transitional Small Business Format (Check one): Yes   ;  No X
                                                              ---     ---

                           OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998...............................3

         Consolidated Statements of Operations
           Three Months Ended March 31, 1999 and 1998.........................4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998.........................5

         Notes to Consolidated Financial Statements...........................7

Item 2 - Management's Discussion and Analysis of the
           Consolidated Financial Statements..................................8



                                     PART II

OTHER INFORMATION:


         Item 6 - (a) Exhibits ..............................................12

         Signatures .........................................................13


                           OEC COMPRESSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,       DECEMBER 31,
                                                                     1999              1998
                                                                     ----              ----
                                                                  UNAUDITED
                                                                          (in thousands)
Current Assets:
  Cash and cash equivalents ..................................    $       7           $       7
  Accounts receivable, less allowances for doubtful accounts
    of $146 and $109 in 1999 and 1998, respectively ..........        2,664               3,309
  Interest receivable - related party ........................           36                  30
  Compressors and compressor parts inventory .................        5,604               6,293
  Other ......................................................          187                 300
                                                                  ---------           ---------
     Total current assets ....................................        8,498               9,939


Property and equipment, net (Note 2) .........................       96,875              94,592

Note receivable - related party ..............................          332                 332
Goodwill and other intangibles, net of amortization of
  $548 in 1999 and $409 in 1998 ..............................        1,971               2,057
Other assets, net ............................................            1                   1
                                                                  ---------           ---------
     Total assets ............................................    $ 107,677           $ 106,921
                                                                  =========           =========

Current Liabilities:
  Current portion of capital lease obligations ...............    $     277           $     319
  Accounts payable and accrued liabilities ...................        5,079               5,290
                                                                  ---------           ---------
     Total current liabilities ...............................        5,356               5,609

Long-term debt ...............................................       60,067              58,829
Capital lease obligations ....................................        1,300               1,354
Deferred income taxes ........................................       10,238              10,216
Other ........................................................           89                  89
                                                                  ---------           ---------
     Total Liabilities .......................................       77,050              76,097

Minority interest ............................................        2,076               2,032

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued ............................         --                  --
  Common stock, $.01 par value, 60,000,000 shares
    authorized, 29,171,211 shares issued and
     28,986,711 and 29,162,044 shares outstanding in 1999
        and 1998, respectively ...............................          291                 291
  Additional paid-in capital .................................       31,841              31,841
  Accumulated deficit ........................................       (3,313)             (3,331)
  Treasury stock, at cost (184,500 and 9,167 shares in 1999
    and 1998, respectively) ..................................         (268)                 (9)
                                                                  ---------           ---------
   Total stockholders' equity ................................       28,551              28,792
                                                                  ---------           ---------
     Total Liabilities and Stockholders' Equity ..............    $ 107,677           $ 106,921
                                                                  =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                   1999            1998
                                                                   ----            ----
                                                        (In thousands, except for per share amounts)
Revenues:
  Compressor rentals and service fees                              $   6,027        $   5,243
  Compressor sales and re-manufacturing                                   77              220
  Oil & gas sales                                                        700              670
                                                                   ---------        ---------
     Total revenues                                                    6,804            6,133
                                                                   ---------        ---------

Expenses:
  Operating costs - compressors                                        2,559            2,040
  Cost of compressor sales and re-manufacturing                           28              233
  Operating costs - oil and gas                                          227              224
  Depreciation, depletion and amortization                             1,657            1,401
  General and administrative                                           1,026              794
                                                                   ---------        ---------
     Total expenses                                                    5,497            4,692
                                                                   ---------        ---------

Income from operations                                                 1,307            1,441
                                                                   ---------        ---------

Other income (expense):
  Gain on sale of assets                                                  13                -
  Interest income and other                                               34               30
  Interest expense                                                   (1,270)            (989)
  Minority interest in results of oil and gas operations                (44)             (36)
                                                                   ---------        ---------
                                                                     (1,267)            (995)
                                                                   ---------        ---------

Income before income taxes
  and extraordinary item                                                  40              446

Income tax expense                                                      (22)            (177)
                                                                   ---------        ---------

Net income before extraordinary item                                      18              269
                                                                   ---------        ---------
Extraordinary item:
  Write off of unamortized debt issue costs
    on debt retirement (net of $28 tax)
                                                                           -              (42)
                                                                   ---------        ---------
Net income                                                          $     18         $    227
                                                                    ========         ========
Basic and dilutive net income before
  extraordinary item per common share                               $    .00         $    .01
                                                                    ========         ========

Extraordinary item                                                  $    .00         $    .00
                                                                    ========         ========

Basic and dilutive net income per common
  share                                                             $    .00         $    .01
                                                                    ========         ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     1999                      1998
                                                                     ----                      ----
                                                                             (In thousands)
Cash flows from operating activities:
  Net income ...................................................    $        18          $       227
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .....................          1,657                1,401
  Deferred income taxes ........................................             22                  491
  Minority interest in results of oil and gas operations .......             44                   36
  Other ........................................................              1                   54


Changes in operating assets and liabilities:
  Accounts and notes receivable ................................            639                  371
  Compressor and compressor parts inventory ....................            729                 (441)
  Accounts payable and accrued liabilities .....................           (211)              (1,081)
  Other ........................................................            113                 (308)
                                                                    -----------          -----------
    Net cash provided by operating activities ..................          3,012                  750
                                                                    -----------          -----------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment ...............         (4,093)              (2,841)
  Proceeds from disposition of compressor, other equipment
    and oil and gas properties .................................             55                    5
  Additions to oil and gas properties ..........................            (48)                 (74)
  Increase in goodwill and other assets ........................            (54)                 (10)
                                                                    -----------          -----------
     Net cash used in investing activities .....................         (4,140)              (2,920)
                                                                    -----------          -----------

Cash flows from financing activities:
  Proceeds of long-term debt ...................................          1,625                4,884
  Payments on long-term debt ...................................           (401)              (2,735)
  Payments on capital lease obligations ........................            (96)                 (95)
  Proceeds of stock issuance ...................................           --                     45
  Minority interest capital contributions ......................           --                    101
                                                                    -----------          -----------
     Net cash provided by financing activities .................          1,128                2,200
                                                                    -----------          -----------

Net increase in cash and cash equivalents ......................           --                     30

Cash and cash equivalents, beginning of period .................              7                    1
                                                                    -----------          -----------
Cash and cash equivalents, end of period .......................    $         7          $        31
                                                                    ===========          ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                    UNAUDITED

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        1999                      1998
                                                                        ----                      ----
                                                                               (In thousands)
Supplemental disclosure of cash flow information:
  Interest paid ...................................................    $      1,408          $        714
                                                                       ============          ============
  Income taxes paid ...............................................    $       --            $       --
                                                                       ============          ============

Non-Cash investing and financing activities:
  Capital leases of compressor equipment ..........................    $       --            $      1,629
  Contribution of oil and gas properties by minority interest
    owner .........................................................    $       --            $        362
   Sale of aircraft in exchange for common stock ..................    $        259          $       --





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

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its oil and gas venture Sunterra Petroleum Company, L.L.C., ("Sunterra L.L.C."), which was 73% owned at March 31, 1999. All intercompany transactions have been eliminated.

         In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The financial statements should be read in conjunction with the Company's Form 10-KSB for the year-ended December 31, 1998. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT

                                                                   DECEMBER 31,           MARCH 31,
                                                                     1999                   1998
                                                                     ----                   ----
                                                                           (In thousands)
Land and building ..............................................   $     1,846           $     1,846
Compressor equipment ...........................................        99,417                95,763
Oil and gas properties, on the full cost method ................        39,497                39,401
Other equipment ................................................         3,904                 3,871
                                                                   -----------           -----------
                                                                       144,664               140,881
Less accumulated depreciation, depletion and amortization ......        47,789                46,289
                                                                   -----------           -----------
Net property and equipment .....................................   $    96,875           $    94,592
                                                                   ===========           ===========


NOTE 3           TRANSACTIONS WITH RELATED PARTIES

          The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors and employees. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.


NOTE 4           COMMITMENTS

          The Company leases compressor equipment under contracts with terms ranging from month to month to five years. The future revenues to be received under contracts at March 31, 1999 are $5.1 million, $4.0 million, $1.2 million, $339,000, $234,000 and $8,000 in 1999, 2000, 2001, 2002, 2003 and 2004,
respectively.

NOTE 5           EARNINGS PER SHARE

          Earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and dilutive EPS computations:


                                                       THREE MONTHS
                                                     ENDED MARCH 31,
                                                  1999             1998
Basic:
    Net income                                  $      18        $     227
    Common stock                                   29,146           29,130
                                                ---------        ---------
Basic EPS                                       $     .00        $     .01
                                                =========        =========
Effect of dilutive securities:
    Warrants                                        1,067            4,967
    Common stock options                               82              523
                                                ---------        ---------
                                                    1,149            5,490
Dilutive:
    Net income                                  $      18        $     227
    Common stock and dilutive securities           30,295           34,620
                                                ---------        ---------
Dilutive EPS                                    $     .00        $     .01
                                                =========        =========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings and financial condition during the periods included in the accompanying Consolidated Balance Sheets, Statements of Operations and Cash Flows.

         Certain matters discussed in this Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) a prolonged substantial reduction in natural gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment, (3) the introduction of competing technologies by other companies,
(4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company and (5) changes in economics in the markets in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

         In the first quarter of 1999, the Company had net income of $18,000 compared to net income of $227,000 for the first quarter of 1998. The Company's income from operations decreased 9% for the three months ended March 31, 1999 when compared to the same period in 1998.

         The decrease in earnings can be attributed to expense increases related to the Company's growth of its compressor fleet and expansion into new geographical regions. During 1998, while many of our customers were experiencing unfavorable market conditions, the Company acquired working and idle compression equipment, at favorable market prices, with the full expectation of future deployment. The Company has positioned itself to service its customers as market conditions improve. The natural lag between purchase of equipment and contract revenue generation has contributed to the Company's decrease in earnings.

         Compressor rentals and contract revenues increased 15% for the three months ended March 31, 1999 when compared to the same period in 1998. This improvement is due to internal growth resulting from an increase in the number of compression units deployed on rental-with-maintenance and contract compression jobs. The sources of this growth are deployment of the existing fleet, acquisitions of equipment in the open market and acquisitions of working compression equipment.

         Compressor operating costs incurred on rental and contract units increased 25% for the three months ended March 31, 1999 when compared to the same period in 1998, due to the increased horsepower on lease. Compressor operating cost growth exceeds revenue growth principally due to incremental start-up costs associated with installing additional equipment and the deployment of equipment into new areas.

         Compressor sales and re-manufacturing revenues decreased 65% for the three months ended March 31, 1999 as compared to the same period in 1998, due to the Company's focusing its field and shop employees on maintaining and enhancing the rental/contract compressor fleet.

          During the first quarter of 1999, the Company's natural gas production increased 34% and oil production decreased by 9,400 Bbls compared to the quarter ended March 31, 1998. This net increase in production volume resulted in a oil and gas revenue increase of 4% for the first quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 and is primarily due to an acquisition of producing properties on December 1, 1998. The average price of natural gas received by the Company increased 6% from $1.99 per Mcf in 1998 to $2.10 at March 31, 1999. The average price per Bbl of oil decreased from $15.00 during the quarter ended March 31, 1998 to $10.95 for the same period in 1999. Oil and gas operating costs remained relatively constant during the first quarter 1999 compared to the same period in 1998.

         Total depreciation, depletion and amortization expense increased 18% for the three months ended March 31, 1999, when compared to the same period in 1998. Depreciation for the compressor operations increased 10% for three months ended March 31, 1999 compared to the quarter ended March 31, 1998, due to an increase in the number of deployed compressor units and additions of other assets. Amortization expense for the compressor operations increased 228% for the three months ended March 31, 1999 when compared to the first quarter of 1998. This increase is attributable to debt issue costs related to the Company's senior bank credit facility established in March, 1998 and a Settlement Agreement between the Company, a current Director of the Company and certain other parties. Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on proved reserves. The first quarter 1999 expense related to oil and gas properties is 26% higher when compared to the same period in 1998 due to higher volumes produced.

         General and administrative expense increased 29% for the period ended March 31, 1999 when compared to the same period in 1998 due to expenses associated with the Company's increased level of operations. In addition, general and administrative expense was negatively impacted due to a

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reclassification of direct payroll expense to general and administrative expense at year-end 1997, which was subsequently reversed in the first quarter of 1998.

         Interest expense increased 28% for the three months ended March 31, 1999 when compared to the same period in 1998, due to increased debt balances to finance the growth in the compressor fleet.

         Unamortized debt issue cost of approximately $70,000 associated with a prior credit facility was expensed in the first quarter of 1998 as an extraordinary item.

YEAR 2000

          The Company has prepared a Year 2000 Plan and has formed a committee to implement this plan. The committee has reviewed all Company hardware, software and embedded systems for Year 2000 compliance. As part of the review, the Company tested all critical compressor equipment and systems to the extent possible. The Company incurred no material costs in testing its internal compressor equipment and systems. The Company will send letters to significant vendors, customers and other third-party providers to ascertain compliance on the part of those outside parties for which non-compliance would significantly affect the Company's operations. In the event the Company determines a third-party to be non-compliant and believes such non-compliance to be a significant risk, the Company will develop a contingency plan for each such third-party. At March 31, 1999 the committee was approximately 30% complete with regard to implementing the Company's Year 2000 plan with regard to third-parties. The Company anticipates that the plan will be completed by September 30, 1999. The Company expects that implementation of its Year 2000 Plan as described herein will ensure that the Year 2000 issue will have no material impact on the Company's operating efficiency.


FINANCIAL CONDITION AND LIQUIDITY

          The Company maintains a $40 million senior bank credit facility. The initial maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective March, 2000, converting to a three year term loan with a seven year principal amortization. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties, which have been pledged on Sunterra L.L.C.'s bank credit facility. The current borrowing base is $46.8 million; however; borrowings are limited to the current $40 million commitment until such time as the Company's existing bank increases the commitment or additional banks participate in the credit facility. At May 14, 1999, the Company had borrowed up to its initial maximum commitment of $40 million. The Company is currently in discussions with additional banks on participating in the $60 million credit facility.

          Sunterra L.L.C. maintains a $10 million bank revolving credit facility with borrowings limited to a borrowing base determined on the value of the underlying oil and gas reserves. In December 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by Sunterra L.L.C.'s oil and gas properties. At May 14, 1999 the borrowing base was approximately $4.3 million of which approximately $2.7 million is available.

              Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During the first quarter 1999, the Company was not in compliance with certain financial covenants in two of its credit facilities. The non-compliance was waived by the lending institutions.

         The Company relies primarily on the collection of revenues associated with rental-with-maintenance and contract compression contracts to fund the Company's working capital and capital expenditure needs. Borrowings from the Company's senior credit facility are used primarily to finance the growth of the Company. The coordination of the cash flow from operations and borrowings from the

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


senior credit facility allows the Company to optimize its cash flow. This cash management strategy creates a cash deficit for financial reporting purposes resulting from outstanding checks. This cash deficit is necessary to maximize the Company's cash flow efficiently and in no way impairs the Company's ability to fund its daily operations. The cash deficit is included in the Company's Balance Sheet in the Current Liabilities section under the caption accounts payable and accrued liabilities. At March 31, 1999, the Company had outstanding checks in excess of its cash balance of approximately $139,000.

         Net cash provided by operating activities increased to $3.0 million in 1999 from net cash provided by operations of $750,000 in 1998 due to increases in compressor rentals and service fees and increases in compressor and compressor parts inventory. Net cash used in investing activities increased to $4.1 million in 1999 from $2.9 million in 1998 primarily due to additions to the compressor fleet. Net cash provided by financing activities decreased to $1.1 million in 1999 from $2.2 million in 1998 due to decreased borrowings of long-term debt. At March 31, 1999, the Company had current assets of $8.5 million and current liabilities of $5.4 million. The Company anticipates that 1999 cash flow from operations, as well as the Company's senior bank credit facility will be sufficient to fund the Company's working capital and capital expenditure needs.

                                     PART II
                                OTHER INFORMATION




ITEM 6.   EXHIBITS

          (a)    Exhibits:


                 Exhibit
                 No.                        Description
                 --                         -----------
                 27                    Financial Data Schedule


                                   SIGNATURES

         Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OEC COMPRESSION CORPORATION



DATE: May 14, 1999             By: /s/ Matthew S. Ramsey
                                   ----------------------------------------
                                       MATTHEW S. RAMSEY
                                       President and Chief Executive Officer



DATE: May 14, 1999             By: /s/ Jack D. Brannon
                                   ----------------------------------------
                                       JACK D. BRANNON
                                       Senior Vice President and Chief Financial
                                       Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
 NO.              DESCRIPTION
-------           -----------
27       Financial Data Schedule
