Form 10QSB
period 1999-06-30
OEC COMPRESSION CORP
filed 1999-08-23
CIK 854661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED  June 30, 1999
                                            -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO ________________.


    COMMISSION FILE NUMBER      0-18205
                          ------------------

                             OEC COMPRESSION CORPORATION
                       ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Oklahoma                                        73-1345732
      ---------------------------------                   --------------------
       (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                    Identification No.)

         2501 Cedar Springs Road, Suite 600, Dallas, Texas        75201
      ------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

                                  214-953-9560
      ------------------------------------------------------------------------
                           (Issuer's telephone number)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                      --



   Number of Shares of Common Stock Outstanding on August 23, 1999 - 28,986,711

           Transitional Small Business Format (Check one): Yes   ; No X
                                                              ---    ---

                           OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998................................3

         Consolidated Statements of Operations
           Three and Six Months Ended June 30, 1999 and 1998..................4

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998............................5

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



                                     PART II

OTHER INFORMATION:


         Item 6 - (a) Exhibits ..............................................12

         Signatures .........................................................13

                           OEC COMPRESSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                     JUNE 30,         DECEMBER 31,
                                                                       1999               1998
                                                                       ----               ----
                                                                    UNAUDITED
                                                                           (in thousands)

Current Assets:
  Cash and cash equivalents ................................        $       7         $       7
  Accounts receivable, less allowances for doubtful accounts
    of $82 and $109 in 1999 and 1998, respectively .........            2,477             3,309
  Interest receivable - related party ......................               41                30
  Compressors and compressor parts inventory ...............            6,381             6,293
  Other ....................................................              176               300
                                                                    ---------         ---------
     Total current assets ..................................            9,082             9,939


Property and equipment, net (Note 2) .......................           97,917            94,592

Note receivable - related party ............................              332               332
Goodwill and other intangibles, net of amortization of
  $681 in 1999 and $409 in 1998 ............................            1,808             2,057
Other assets, net ..........................................                1                 1
                                                                    ---------         ---------
     Total assets ..........................................        $ 109,140         $ 106,921
                                                                    =========         =========

Current Liabilities:
  Current portion of capital lease obligations .............        $     225         $     319
  Accounts payable and accrued liabilities .................            6,055             5,290
                                                                    ---------         ---------
     Total current liabilities .............................            6,280             5,609

Long-term debt .............................................           60,870            58,829
Capital lease obligations ..................................            1,264             1,354
Deferred income taxes ......................................           10,141            10,216
Other ......................................................               89                89
                                                                    ---------         ---------
     Total Liabilities .....................................           78,644            76,097

Minority interest ..........................................            2,120             2,032


Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued ..........................                -                 -
  Common stock, $.01 par value, 60,000,000 shares
    authorized, 29,171,211 shares issued and
     28,986,711 and 29,162,044 shares outstanding in 1999
        and 1998, respectively .............................              291               291
  Additional paid-in capital ...............................           31,841            31,841
  Accumulated deficit ......................................           (3,488)           (3,331)
  Treasury stock, at cost, 184,500 and 9,167 shares in 1999
    and 1998, respectively .................................             (268)               (9)
                                                                    ---------         ---------
   Total stockholders' equity ..............................           28,376            28,792
                                                                    ---------         ---------
     Total Liabilities and Stockholders' Equity ............        $ 109,140         $ 106,921
                                                                    =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                                           THREE MONTHS                      SIX MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                          --------------                   --------------
                                                                        1999            1998           1999             1998
                                                                        ----            ----           ----             ----
                                                                            (In thousands, except for per share amounts)

Revenues:
  Compressor rentals and service fees                                $ 5,603          $ 5,850        $ 11,630         $ 11,093
  Compressor sales and re-manufacturing                                  127              187             204              407
  Oil & gas sales                                                        699              523           1,399            1,193
                                                                       -----            -----          ------           ------
     Total revenues                                                    6,429            6,560          13,233           12,693
                                                                       -----            -----          ------           ------
Expenses:
  Operating costs - compressors                                        2,318            2,310           4,877            4,350
  Cost of compressor sales and re-manufacturing                          100              172             128              405
  Operating costs - oil and gas                                          248              172             475              396
  Depreciation, depletion and amortization                             1,668            1,311           3,325            2,712
  General and administrative                                           1,048            1,008           2,074            1,802
                                                                       -----            -----           -----            -----
     Total expenses                                                    5,382            4,973          10,879            9,665
                                                                       -----            -----          ------            -----
Income from operations                                                 1,047            1,587           2,354            3,028
                                                                       -----            -----           -----            -----
Other income (expense):
  Gain on sale of assets                                                   9                5              22                5
  Interest income and other                                               38               70              72              100
  Interest expense                                                    (1,322)          (1,053)         (2,592)          (2,042)
  Minority interest in results of oil and gas operations                 (44)             (34)            (88)             (70)
                                                                     -------          -------         -------          -------
                                                                      (1,319)          (1,012)         (2,586)          (2,007)
                                                                     -------          -------         -------          -------
Income (loss) before income taxes
  and extraordinary item                                                (272)             575            (232)           1,021

Income tax benefit (expense)                                              97             (224)             75             (401)
                                                                     -------          -------         -------          -------

Net income (loss) before extraordinary item                             (175)             351            (157)             620
                                                                     -------          -------         -------          -------
Extraordinary item:
  Write-off of unamortized debt issue costs
    on debt retirement (net of $28 tax)                                    -              -                 -             (42)
                                                                     -------          -------         -------          -------
Net income (loss)                                                    $  (175)         $   351         $  (157)         $   578
                                                                     =======          =======         =======          =======

Basic and dilutive net income (loss) before
  extraordinary item per common share                                $  (.01)         $   .01         $  (.01)         $   .02
                                                                     =======          =======         =======          =======

Extraordinary item                                                   $   .00          $   .00         $   .00          $   .00
                                                                     =======          =======         =======          =======

Basic and dilutive net income (loss) per common share                $  (.01)         $   .01         $  (.01)         $   .02
                                                                     =======          =======         =======          =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                 SIX MONTHS ENDED JUNE 30,
                                                               1999                      1998
                                                               ----                      ----
                                                                       (In thousands)
Cash flows from operating activities:
  Net income (loss) ......................................   $  (157)                 $    578
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ...............     3,325                     2,712
  Deferred income taxes ..................................       (75)                      401
  Minority interest in results of oil and gas operations .        88                        70
  Other ..................................................         6                        61


Changes in operating assets and liabilities:
  Accounts and notes receivable ..........................       821                        25
  Compressor and compressor parts inventory ..............       (48)                   (1,534)
  Accounts payable and accrued liabilities ...............       765                    (1,950)
  Other ..................................................       124                      (174)
                                                              ------                   -------
    Net cash provided by operating activities ............     4,849                       189
                                                              ------                   -------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment .........    (6,674)                  (11,652)
  Proceeds from disposition of compressor, other equipment
    and oil and gas properties ...........................       127                       678
  Additions to oil and gas properties ....................      (108)                     (265)
  Increase in goodwill and other assets ..................       (23)                     (686)
                                                              ------                   -------
     Net cash used in investing activities ...............    (6,678)                  (11,925)
                                                              ------                   -------

Cash flows from financing activities:
  Proceeds of long-term debt .............................     2,479                    36,042
  Payments on long-term debt .............................      (466)                  (24,215)
  Payments on capital lease obligations ..................      (184)                     (231)
  Proceeds of stock issuance .............................        --                        45
  Minority interest capital contributions ................        --                       100
                                                              ------                   -------
     Net cash provided by financing activities ...........     1,829                    11,741
                                                              ------                   -------

Net increase in cash and cash equivalents ................        --                         5

Cash and cash equivalents, beginning of period ...........         7                         1
                                                              ------                   -------

Cash and cash equivalents, end of period .................    $    7                   $     6
                                                              ======                   =======






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                    UNAUDITED


                                                                 SIX MONTHS ENDED JUNE 30,
                                                              1999                      1998
                                                              ----                      ----
                                                                      (In thousands)

Supplemental disclosure of cash flow information:
  Interest paid ..........................................  $2,430                   $ 1,526
                                                            ======                   =======
  Income taxes paid ......................................  $    -                   $     -
                                                            ======                   =======

Non-Cash investing and financing activities:
  Capital leases of compressor equipment .................  $   --                   $ 1,629
  Contribution of oil and gas properties by minority
    interest owner .......................................  $   --                   $   362
   Sale of aircraft in exchange for common stock .........  $  259                   $    --











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

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and its oil and gas venture Sunterra Petroleum Company, L.L.C., ("Sunterra L.L.C."), which was 73% owned at June 30, 1999. All intercompany transactions have been eliminated.

         In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of June 30, 1999, and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The financial statements should be read in conjunction with the Company's Form 10-KSB for the year-ended December 31, 1998. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT


                                                                     JUNE 30,        DECEMBER 31,
                                                                       1999              1998
                                                                       ----              ----
                                                                           (In thousands)
Land and building ............................................        $  1,938        $  1,846
Compressor equipment .........................................         101,721          95,763
Oil and gas properties, on the full cost method ..............          39,596          39,401
Other equipment ..............................................           3,993           3,871
                                                                      --------        --------
                                                                       147,248         140,881
Less accumulated depreciation, depletion and amortization.....          49,331          46,289
                                                                      --------        --------
Net property and equipment ...................................        $ 97,917        $ 94,592
                                                                      ========        ========


NOTE 3           TRANSACTIONS WITH RELATED PARTIES

          The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors and employees. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.


NOTE 4           COMMITMENTS

          The Company leases compressor equipment under contracts with terms ranging from a month to month basis to a five year commitment. The future revenues to be received under contracts at June 30, 1999 are $3.6 million, $3.3 million, $1.4 million, $339,000, $234,000 and $8,000 in 1999, 2000, 2001, 2002,
2003 and 2004, respectively.

NOTE 5           EARNINGS PER SHARE

          Earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and dilutive EPS computations:


                                                      THREE MONTHS                        SIX MONTHS
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                 1999              1998            1999              1998
                                                       (in thousands, except for per share amounts)
Basic:
    Net income (loss)                          $  (175)            $    351      $    (157)      $    578
    Common stock                                28,987               29,146         29,066         29,162
                                               -------             --------      ---------       --------

Basic EPS                                      $  (.01)            $    .01      $    (.01)      $    .02
                                               =======             ========      =========       ========

Effect of dilutive securities:
    Warrants                                         -                4,779              -          4,876
    Common stock options                             -                  526              -            542
                                               -------             --------      ---------       --------
                                                     -                5,305              -          5,418

Dilutive:
    Net income (loss)                          $  (175)            $    351      $    (157)      $    578
    Common stock and dilutive securities        28,987               34,451         29,066         34,580
                                               -------             --------      ---------       --------

Dilutive EPS                                   $  (.01)            $    .01      $    (.01)      $    .02
                                               =======             ========      =========       ========


NOTE 6           INDUSTRY SEGMENT INFORMATION

                                                      THREE MONTHS                        SIX MONTHS
                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                 1999              1998            1999             1998
                                                                      (in thousands)
Compressor operations:
    Net revenues                               $   5,730           $ 6,037       $ 11,834        $11,500
    Operating income                                 824             1,435          1,895          2,649
    Identifiable assets                          101,605            90,682        101,605         90,682
    Capital expenditures                           2,581             8.811          6,674         11,652
    Depreciation and amortization              $   1,512           $ 1,196       $  2,996        $ 2,460

Oil and gas:
    Net revenues                               $     699           $   523       $  1,399        $ 1,193
    Operating income                                 223               152            459            379
    Identifiable assets                            7,535             6,509          7,535          6,509
    Capital expenditures                              60               191            108            265
    Depreciation, depletion and amortization   $     156           $   115       $    329        $   252

NOTE 7           SUBSEQUENT EVENTS

          Effective July 1, 1999, Sunterra assigned 100% of its interest in Sunterra, L.L.C. to the minority interest partner Prize Petroleum, LLC in exchange for a 100% ownership interest in a 300 GPM natural gas treating plant in Val Verde County, Texas and cash. The total transaction was valued at $3.6 million. The Company expects to report a gain on this transaction in the third quarter of fiscal year 1999.

          In July 1999, the company sold approximately 5,000 horesepower of the idle compression equipment (approximately 2% of total fleet horsepower) in a single transaction for $2 million in cash. The Company does not expect to report any material gain or loss on this transaction in the third quarter of fiscal year 1999.


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

RESULTS OF OPERATIONS

1999 VERSUS 1998

         In the second quarter of 1999, the Company had a net loss of $175,000 compared to net income of $351,000 for the second quarter of 1998. For the six months ended June 30, 1999, the Company reported a net loss of $157,000 compared to net income of $578,000 for the same period in 1998. The Company's income from operations decreased 34% and 22% for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998.

         The decrease in earnings can be attributed to a reduction in deployed compression equipment at the beginning of the second quarter, ending June 30, 1999, and increased depreciation and interest expense. The loss of one large client's rental services accounted for approximately 75% of the resulting 4% reduction in revenues (compared to the 3 months period ending June 30, 1998). The client elected to replace the rental equipment with owned equipment. Compression industry statistics indicate a small reduction in compression fleet utilization levels across most of the industry during the first six months of 1999. Restricted capital budgets of the compression industry's customer base due to lower oil and natural gas prices in 1997 are believed to be the principal cause of the decline. The Company has seen an increase in demand for compression services in the recent months as oil and natural gas prices have rebounded.

         Compressor rentals and contract revenues decreased 4% for the three months ended June 30, 1999 when compared to the same period in 1998. This reflects decreased levels of contracted units and horsepower. Compressor rentals and contract revenues increased 5% for the six months ended June 30, 1999 as compared to the same period in 1998. This improvement reflects comparative first quarter increases, due to internal growth of the compressor fleet, outpacing comparative second quarter decreases due to reduced contracted units and horsepower on lease.

          Compressor operating costs incurred on rental and contract units remained relatively constant and increased 12%, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998. Compressor operating cost growth exceeds revenue growth as a result of the incremental costs associated with the growth of the compressor fleet.

         Compressor sales and re-manufacturing revenues decreased 32% and 50% for the three and six months ended June 30, 1999, respectively, as compared to the same period in 1998, due to the Company's focusing its field and shop employees on maintaining and enhancing the rental/contract compressor fleet.

         During the first six months of 1999, the Company's natural gas production increased 132,000 Mcf or 28% and oil production decreased by 8,500 Bbls or 47% compared to the six months ended June 30, 1998. Oil and gas revenues increased 34% for the three months ended June 30, 1999 and 17% for the six months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998 due to the net increase in volume production which is primarily due to the acquisition of producing properties in December of 1998. The average price of natural gas received by the Company increased 2% from $2.09 per Mcf at June 30, 1998 to $2.13 at June 30, 1999. The average price per Bbl decreased from $14.41 at June 30, 1998 to $13.44 at June 30, 1999. Oil and gas operating costs increased 44% and 20%, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998 due to an increase in the number of wells operated by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Total depreciation, depletion and amortization expense increased 27% and 23%, respectively, for the three and six months ended June 30, 1999, when compared to the same periods in 1998. Depreciation for the compressor operations increased 19% and 15% for the three and six months ended June 30, 1999, respectively, as compared with the same period in 1998 due to expenses related to deployed compressor units and additions of other assets. Amortization expense for the compressor operations increased 222% and 225% for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. This increase is attributable to debt issue costs related to the Company's senior bank credit facility established in March, 1998 and a Settlement Agreement between the Company, a current Director of the Company and certain other parties. Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The three and six months ended June 30, 1999 depletion, depreciation and amortization expense related to oil and gas properties is 34% and 30% higher, respectively, when compared to the same periods in 1998 due to higher volumes produced and the increased asset basis resulting from the December 1998 producing properties acquisition.

         General and administrative expense increased 4% and 15% for three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998, due to expenses associated with the Company's increased level of operations.

         Interest expense increased 26% and 27% for the three and six months ended June 30, 1999 when compared to the same period in 1998, respectively, due to increased debt balances to finance the growth in the compressor fleet.

         Unamortized debt issue cost of approximately $70,000 associated with a prior credit facility was expensed in the first quarter of 1998 as an extraordinary item.

YEAR 2000

         The Company has prepared a Year 2000 Plan and has formed a committee to implement this plan. The committee has reviewed all Company hardware, software and embedded systems for Year 2000 compliance. As part of the review, the Company tested all critical compressor equipment and systems to the extent possible. The Company incurred no material costs in testing its internal compressor equipment and systems. The Company will send letters to significant vendors, customers and other third-party providers to ascertain compliance on the part of those outside parties for which non-compliance would significantly affect the Company's operations. In the event the Company determines a third-party to be non-compliant and believes such non-compliance to be a significant risk, the Company will develop a contingency plan for each such third-party. At June 30, 1999 the committee was approximately 60% complete with regard to implementing the Company's Year 2000 plan with regard to third-parties. The Company anticipates that the plan will be completed by September 30, 1999. The Company expects that implementation of its Year 2000 Plan as described herein will ensure that the Year 2000 issue will have no material impact on the Company's operating efficiency.

FINANCIAL CONDITION AND LIQUIDITY

         The Company maintains a $40 million senior bank credit facility. The current maximum commitment is $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver effective March, 2000 converting to a three year term loan with a seven year principal amortization. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's oil and gas properties, which have been pledged on Sunterra L.L.C.'s bank credit facility. The current borrowing base is $47.7 million; however; borrowings are limited to the current $40 million commitment until such time as additional banks participate in the credit facility. At August 23, 1999, the Company had borrowed up to its current maximum commitment of $40 million. The Company is in discussions with additional banks on participating in the $60 million credit facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Sunterra L.L.C. maintains a $10 million bank revolving credit facility with borrowings limited to a borrowing base determined on the value of the underlying oil and gas reserves. In December 1999, the revolver converts to a four-year term loan. The credit facility is collateralized by Sunterra L.L.C.'s oil and gas properties. This $10 million bank revolving credit facility was assigned to the minority interest partner (See Note 6).

         Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During the second quarter 1999, the Company was not in compliance with certain financial covenants in two of its credit facilities. The non-compliance was waived by the lending institutions.

         The Company relies primarily on the collection of revenues associated with rental-with-maintenance and contract compression contracts to fund the Company's working capital and capital expenditure needs. Borrowings from the Company's senior credit facility are used primarily to finance the growth of the Company. The coordination of the cash flow from operations and borrowings from the senior credit facility allows the Company to optimize its cash flow. This cash management strategy creates a cash deficit for financial reporting purposes resulting from outstanding checks. This cash deficit is necessary to maximize the Company's cash flow efficiently and in no way impairs the Company's ability to fund its daily operations. The cash deficit is included in the Company's Consolidated Balance Sheet in the Current Liabilities section under the caption accounts payable and accrued liabilities. At June 30, 1999, the Company had outstanding checks in excess of its cash balance of approximately $157,000.

         Net cash provided by operating activities increased to $4.8 million in 1999 from net cash provided by operations of $189,000 in 1998 due to increased depreciation costs, improved receivables turnover and reduced inventory growth levels. Net cash used in investing activities decreased to $6.7 million in 1999 from $11.9 million in 1998 primarily due to decreases in additions to the compressor fleet. Net cash provided by financing activities decreased to $1.8 million in 1999 from $11.7 million in 1998 due to decreased borrowings of long-term debt. At June 30, 1999, the Company had current assets of $9.1 million and current liabilities of $6.3 million. The Company is currently fully advanced on its senior bank credit facility commitment and is, at present, reliant upon its cash flow from operations to fund its working capital and capital expenditure needs. The Company may be required to recruit an additional lender to its senior bank credit facility to access the unused borrowing base above the current $40 million commitment, raise additional equity or slow its future growth.

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

                                 OEC COMPRESSION CORPORATION



DATE: August 23, 1999            By: /s/ Matthew S. Ramsey
                                     ------------------------------------------
                                         MATTHEW S. RAMSEY
                                         President and Chief Executive Officer



DATE: August 23, 1999            By: /s/ Jack D. Brannon
                                     ------------------------------------------
                                         JACK D. BRANNON
                                         Senior Vice President and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
 NO.              DESCRIPTION
-------           -----------

27        Financial Data Schedule