Form 10QSB
period 1999-09-30
OEC COMPRESSION CORP
filed 1999-11-22
CIK 854661

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE QUARTERLY PERIOD ENDED        September 30, 1999
                               --------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM _______________________ TO _____________________.

COMMISSION FILE NUMBER  0-18205
                       ---------

                           OEC COMPRESSION CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Oklahoma                                     73-1345732
--------------------------------------------------------------------------------
            (State or other jurisdiction                        (IRS Employer
         of incorporation or organization)                   Identification No.)

2501 Cedar Springs Road, Suite 600, Dallas, Texas                  75201
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


                                  214-953-9560
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO
    ---      ---



 Number of Shares of Common Stock Outstanding on November 22, 1999 28,986,711

        Transitional Small Business Format (Check one): Yes    ; No  X
                                                            ---     ---

                           OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS

                                                                               PAGE
                                    PART I                                     ----
FINANCIAL INFORMATION:
Item 1 - Financial Statements
         Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998............................ 3

         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1999 and 1998............. 4

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999 and 1998....................... 5

         Notes to Consolidated Financial Statements............................ 7

Item 2 - Management's Discussion and Analysis of the
           Consolidated Financial Statements................................... 9



                                    PART II

OTHER INFORMATION:

         Item 6 - (a) Exhibits ................................................13

         Signatures ...........................................................14



                          OEC COMPRESSION CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1999              1998
                                                                               ----              ----
                                                                            UNAUDITED
                                                                         (in thousands)

Current Assets:
  Cash and cash equivalents...........................................      $     400         $       7

  Accounts receivable, less allowances for doubtful accounts
    of $99 and $109 in 1999 and 1998, respectively....................          1,696             3,309
  Interest receivable - related party.................................             46                30
  Compressors and compressor parts inventory..........................          5,994             6,293
  Other...............................................................            483               300
                                                                            ---------         ---------
     Total current assets.............................................          8,619             9,939


Property and equipment, net (Note 2)..................................         95,020            94,592

Note receivable - related party.......................................            332               332
Goodwill and other intangibles, net of amortization of
  $810 in 1999 and $409 in 1998.......................................          1,671             2,057
Other assets, net.....................................................              1                 1
                                                                            ---------         ---------
     Total assets.....................................................      $ 105,643         $ 106,921
                                                                            =========         =========

Current Liabilities:
  Current portion of capital lease obligations........................      $     179         $     319
   Notes payable & current portion of long-term debt                            4,875
  Accounts payable and accrued liabilities............................          4,434             5,290
                                                                            ---------         ---------

     Total current liabilities........................................          9,488             5,609

Long-term debt........................................................         56,414            58,829
Capital lease obligations.............................................          1,228             1,354
Deferred income taxes.................................................          9,763            10,216
Other.................................................................              0                89
                                                                            ---------         ---------
     Total Liabilities................................................         76,893            76,097

Minority interest.....................................................              -             2,032

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued.....................................              -                 -
  Common stock, $.01 par value, 60,000,000 shares
    authorized, 29,171,211 shares issued and
     28,986,711 and 29,162,044 shares outstanding in 1999
        and 1998, respectively........................................            291               291
  Additional paid-in capital..........................................         31,841            31,841
  Accumulated deficit.................................................         (3,114)           (3,331)
  Treasury stock, at cost, 184,500 and 9,167 shares in 1999
    and 1998, respectively............................................           (268)               (9)
                                                                            ---------         ---------
   Total stockholders' equity ........................................         28,748            28,792
                                                                            ---------         ---------
     Total Liabilities and Stockholders' Equity.......................      $ 105,643         $ 106,921
                                                                            =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                          THREE MONTHS                      NINE MONTHS
                                                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                      ---------------------            ---------------------
                                                                      1999             1998            1999             1998
                                                                      ----             ----            ----             ----
                                                                            (In thousands, except for per share amounts)
Revenues:
 Gas compression & treating                                         $  5,819         $  5,893       $  17,484        $  16,986
  Compressor, parts, sales and service                                    82              113             286              520
  Oil & gas sales                                                          -              493           1,399            1,686
                                                                    --------         --------       ---------        ---------
     Total revenues                                                    5,901            6,499          19,169           19,192
                                                                    --------         --------       ---------        ---------

Expenses:
  Operating costs - Gas compression & treating                         2,475            2,426           7,358            6,776
  Cost of compressor, parts, service                                      59               97             180              502
  Operating costs - oil and gas                                            -              130             510              526
  Depreciation, depletion and amortization                             1,504            1,485           4,829            4,197
  General and administrative                                             865            1,138           2,939            2,940
                                                                    --------         --------       ---------        ---------
     Total expenses                                                    4,903            5,276          15,816           14,941
                                                                    --------         --------       ---------        ---------

Income from operations                                                   998            1,223           3,353            4,251
                                                                    --------         --------       ---------        ---------

Other income (expense):
  Gain on sale of assets                                                 313               13             335               18
  Interest income and other                                                7               72              78              172
  Interest expense                                                    (1,323)          (1,241)         (3,915)          (3,283)
  Minority interest in results of oil and gas operations                   0              (46)            (88)            (116)
                                                                    --------         --------       ---------        ---------
                                                                      (1,003)          (1,202)         (3,590)          (3,209)
                                                                    --------         --------       ---------        ---------

Income (loss) before income taxes
  and extraordinary item                                                  (5)              21            (237)           1,042

Income tax benefit (expense)                                             378              (17)            454             (418)
                                                                    --------         --------       ---------        ---------

Net income (loss) before extraordinary item                              373                4             217              624
                                                                    --------         --------       ---------        ---------

Extraordinary item:
  Write-off of unamortized debt issue costs
    on debt retirement (net of $28 tax)                                    -                -               -              (42)
                                                                    --------         --------       ---------        ---------
Net income (loss)                                                   $    373         $      4       $     217        $     582
                                                                    ========         ========       =========        =========

Basic and dilutive net income (loss) before
  Extraordinary item per common share                               $    .01         $    .00       $     .01        $     .02
                                                                    ========         ========       =========        =========

Extraordinary item                                                  $    .00         $    .00       $     .00        $     .00
                                                                    ========         ========       =========        =========

Basic and dilutive net income (loss) per common
  Share                                                             $    .01         $    .00       $     .01        $     .02
                                                                    ========         ========       =========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1999                     1998
                                                                                   ----                     ----
                                                                                          ( In thousands)

Cash flows from operating activities:
  Net income (loss)...........................................................  $      217               $     582
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization....................................       4,784                   4,197
  Deferred income taxes.......................................................        (454)                    445
  Minority interest in results of oil and gas operations......................          88                     116
  Other.......................................................................          --                      61

Changes in operating assets and liabilities:
  Accounts and notes receivable...............................................         677                     317
  Compressor and compressor parts inventory...................................         300                  (4,327)
  Accounts payable and accrued liabilities....................................           6                  (1,922)
  Other.......................................................................       1,384                    (137)
                                                                                ----------               ---------
    Net cash provided by operating activities.................................       7,002                    (668)
                                                                                ----------               ---------
Cash flows from investing activities:
  Acquisitions of compressor and other equipment..............................      (9,217)                (14,971)
  Proceeds from disposition of compressor, other equipment                                                     783
    and oil and gas properties................................................         954
  Additions to oil and gas properties.........................................        (108)                   (396)
  Increase in goodwill and other assets.......................................          20                      --
                                                                                ----------               ---------
     Net cash used in investing activities....................................      (8,351)                (14,584)
                                                                                ----------               ---------

Cash flows from financing activities:
  Proceeds of long-term debt..................................................       2,477                  40,225
  Payments on long-term debt..................................................        (469)                (24,777)
  Payments on capital lease obligations.......................................        (266)                   (335)
  Proceeds of stock issuance..................................................          --                      45
  Minority interest capital contributions.....................................          --                     100
                                                                                ----------               ---------
     Net cash provided by financing activities................................       1,742                  15,258
                                                                                ----------               ---------

Net increase in cash and cash equivalents.....................................         393                       6

Cash and cash equivalents, beginning of period................................           7                       1
                                                                                ----------               ---------
Cash and cash equivalents, end of period......................................  $      400               $       7
                                                                                ==========               =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                    UNAUDITED

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1999                     1998
                                                                                   ----                     ----
                                                                                          ( In thousands)

Supplemental disclosure of cash flow information:
  Interest paid...............................................................  $    3,915               $   2,799
                                                                                ==========               =========
  Income taxes paid...........................................................  $       --               $      --
                                                                                ==========               =========
Non-Cash investing and financing activities:
  Capital leases of compressor equipment......................................  $       --               $   1,629
  Contribution of oil and gas properties by minority interest
    owner.....................................................................  $       --               $     362
   Sale of aircraft in exchange for common stock..............................  $      259               $      --





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1   ORGANIZATION AND BASIS OF PRESENTATION

         OEC Compression Corporation, formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, contract management, outsourcing, re-manufacturing and direct sale of gas compression equipment and gas treating plants to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas, New Mexico and Texas.

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra"). On July 2, 1999 Sunterra sold 100% of its partnership interest in Sunterra Petroleum, L.L.C. to Prize Petroleum.

         In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

         The financial statements should be read in conjunction with the Company's Form 10-KSB for the year-ended December 31, 1998. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1999               1998
                                                                           ----               ----
                                                                               (In thousands)
Land and building.....................................................  $   1,938          $   1,856
Compressor equipment..................................................    104,203             90,202
Oil and gas properties, on the full cost method.......................         --             37,584
Gas Plant                                                                   2,600                 --
Other equipment.......................................................      3,932              3,561
                                                                        ---------          ---------
                                                                          112,673            133,203
Less accumulated depreciation, depletion and amortization.............     17,653             44,685
                                                                        ---------          ---------
Net property and equipment............................................  $  95,020          $  88,518
                                                                        =========          =========


NOTE 3           TRANSACTIONS WITH RELATED PARTIES

          The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors and employees. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.

NOTE 4           COMMITMENTS

          The Company leases compressor equipment under contracts with terms ranging from a month to month basis to a five year commitment. The future revenues to be received under contracts at September 30, 1999 are $1.8 million, $3.8 million, $1.6 million, $478,000, $234,000 and $8,000,in 1999,
2000, 2001, 2002, 2003 and 2004, respectively.

NOTE 5           EARNINGS PER SHARE

          Earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and dilutive EPS computations:

                                                              THREE MONTHS                   NINE MONTHS
                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            1999          1998          1999           1998
                                                             (In thousands, except for per share amounts)
Basic:
    Net income (loss)                                    $     373     $       4     $     217     $     582
    Common stock                                            28,987        29,162        29,040        29,151
                                                         ---------     ---------     ---------     ---------

Basic EPS                                                $     .01     $     .00     $     .01     $     .02
                                                         =========     =========     =========     =========

Effect of dilutive securities:
    Warrants                                                 1,135         4,342         1,135         4,706
    Common stock options                                        97           233            97           271
                                                         ---------     ---------     ---------     ---------
                                                             1,232         4,575         1,232         4,978

Dilutive:
    Net income (loss)                                    $     373     $       4     $     217     $     582
    Common stock and dilutive securities                    30,219        33,737        30,272        34,128
                                                         ---------     ---------     ---------     ---------

Dilutive EPS                                             $     .01     $     .00     $     .01     $     .02
                                                         =========     =========     =========     =========


NOTE 6    INDUSTRY SEGMENT INFORMATION

                                                              THREE MONTHS                   NINE MONTHS
                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            1999          1998          1999           1998
                                                                           (in thousands)
Compressor operations:
    Net Revenues                                         $   5,901     $   6,006     $  17,770     $  17,506
    Operating income                                           998         1,113         2,894         3,862
    Identifiable assets                                    105,643        95,060       105,643        95,060
    Capital expenditures                                     4,394         2,293        11,068        13,945
    Depreciation and amortization                        $   1,504     $   1,360     $   4,829     $   3,821

Oil and gas:
    Net revenues                                         $             $     493     $   1,399     $   1,686
    Operating income                                                          10           459           389
    Identifiable assets                                                   11,231             0        11,231
    Capital expenditures                                                     164           108           429
    Depreciation, depletion and amortization             $             $     125     $       0     $     376

NOTE 7  SUBSEQUENT EVENTS

On September 24, 1999, the Company entered into a non-binding letter of intent to merge with a group of companies commonly referred to as Energy Transfer Company ("ETC"). The ETC group is a privately held group of companies with operations focused on the midstream energy sector: natural gas gathering, treating, marketing and some pure well service operations. Majority ownership of the ETC company group is held by Ray C. Davis and Kelcy
L. Warren. Davis and Warren have been members of the Company's board of directors since December 1996. Effective with the execution of the letter of intent, Mathew S. Ramsey resigned as President and Chief Executive Officer of the Company and Davis and Warren were jointly appointed to the Office of the Chief Executive and will also serve as Co-Chairman of the Board.

The merger or combination of the ETC companies with the Company is conditioned on the parties reaching agreement as to valuation of both the ETC assets and the Company's assets, successful completion of due diligence and is subject to the approval of the Company's Board of Directors and a vote by the Shareholders. The Company's Board of Directors established a Special Committee of the Board to evaluate the ETC transaction and, if successful, negotiate a final structure to present to the full Board. The Special Committee consists of Charles Butler (committee chairman), James Finley, Dennis Estis, Clifford Lewis and Don Smith. The Special Committee has retained Wasserstein Perella & Co. as its financial advisor. If a successful combination or transaction can be agreed upon, the Company expects to close the transaction prior to the end of the first quarter of Fiscal Year 2000.


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

RESULTS OF OPERATIONS

3RD QUARTER, 1999 VERSUS 3RD QUARTER, 1998

Total revenues for the Third Quarter of 1999 were $5.9 million representing a $598,000 reduction from the comparative quarter in 1998. The 100% loss of oil and gas revenues due to the sale of the Company's interest in Sunterra Petroleum L.L.C. on July 2, 1999 accounted for $493,000 (82%) of the revenue reduction. Gas compression and treating revenues fell $74,000 (1%). Compressor, parts sales & service revenues were reduced $31,000 (27%) due to the Company's continued focus on natural gas compression operation and treating services versus equipment and parts sales.

Gas Compression & treating costs rose $49,000 (2%) over the comparative 1998 quarter. The Sunterra Peroleum L.L.C. interest sale eliminated all oil and gas production costs in the current quarter.

Compressor, parts sales & service costs fell $38,000 (39%) in line with reduced revenues. Depreciation, depletion and amortization costs rose less than 1% from the comparative 1998 quarter reflecting similar levels of compression activity. Selling, general & administrative expense fell $273,000 (-24%) to $865,000 as a result of the Company's continued focus in the current quarter on cost reductions.

Income from Operations declined $225,000 (18%). Cashflow, defined here as earnings before interest, taxes, depreciation, amortization and gains on asset sales, declined 8% to $2.5 million. Both declines were due to the loss of income from Sunterra Petroleum L.L.C., somewhat offset by the decline in selling, general & administrative expense.

On July 2, 1999, the Company's wholly owned subsidiary, Sunterra Energy, sold 100% of its 73% interest in Sunterra Petroleum L.L..C. ("Sunterra") to Prize Petroleum. Sunterra owned and operated oil and gas producing properties. The consideration was $1 million in cash and a 100% interest in the Will-o-Mills gas treating plant in Val Verde County, Texas. The Will-o-Mills plant is a 300 GPM amine plant designed to extract carbon dioxide from gas contracted to the plant for treating to pipeline quality conditions. The Company recognized a $310,000 gain on sale of the partnership during the third quarter of 1999. Interest expense rose $82,000 (7%) due to increased borrowings over the previous year to fund compression capital projects.

The Company generated a pretax loss of $5,000 versus a pretax profit of $21,000 profit in the same quarter in 1998. The Company generated a net tax benefit of $378,000 with a gain of $383,000 resulting from the Sunterra sale. As result, the Company had net earnings for the quarter of $373,000 versus $4,000 for the comparative 1998 quarter.

In July, 1999, the Company sold approximately 5,000 horsepower of idle compression equipment (approximately 2% of the total fleet) in a single transaction for $2 million cash. The purchase and sale agreement contains put and call features that permit 1) the Company to repurchase, at its option ("Call"), the equipment by the end of the year at cost and 2) the purchaser to ("Put") the equipment back to the Company and recover the purchase price plus interest. The put and call features expire at the end of 1999. The Company has treated the transaction as a loan for accounting purposes until such time as the put and call features have exercised or expire. To that end, the $2 million sale has been recorded as a $2 million note during the third quarter of 1999.

9 MONTHS ENDING SEPTEMBER 30, 1999 VERSUS 9 MONTHS ENDING SEPTEMBER 30, 1998

Total revenues for the nine months ending September 30, 1999 were $19.2 million, virtually unchanged from the comparative nine months in 1998. Gas Compression & treating revenues rose $498,000 (4%). Oil and gas revenues fell $287,000 (17%) due predominantly to the Sunterra sale in July of 1999. Compressor, parts sales & service revenues were reduced $234,000 (45%) due to the Company's continued focus on natural gas compression operation and treating services versus equipment and parts sales.

Gas Compression & treating costs rose $582,000 (9%) over the comparative 1998 nine month period. Oil and gas production costs fell 3% to $510,000. Compressor, parts sales & service costs fell $322,000 (64%) as the Company's continued focus on compression and treating operations restricted equipment and parts sales to predominantly higher margin opportunities. Depreciation, depletion and amortization costs rose 15% from the comparative 1998 quarter due to the higher average capital investment in the equipment deployed during the period as compared to the equipment deployed in 1998. Selling, general & administrative expense remained unchanged at $2.9 million.

Income from Operations declined 21% to $3.4 million. Oil and gas operating income, defined as oil and gas revenues less oil and gas operating costs, declined $271,000 (23%) primarily due to the lack of income in the period's last three months as a result of Sunterra sale. The lack of oil and gas income along with the 15% increase in depreciation, depletion and amortization costs were the principal causes of the operating income decline. Gas compression and treating operating income, defined as compression and treating revenues less associated direct costs were $10.1 million, a less than 1% variance from the same period in 1998. Cashflow, defined here as earnings before interest, taxes, depreciation, amortization and gains on asset sales, declined 3% to $8.2 million.

On July 2, 1999, the Company's wholly owned subsidiary, Sunterra Energy, sold 100% of its 73% interest in Sunterra Petroleum L.L..C. ("Sunterra") to Prize Petroleum. Sunterra owned and operated oil and gas producing properties. The consideration was $1 million in cash and a 100% interest in the Will-o-Mills gas treating plant in Val Verde County, Texas. The Will-o-Mills plant is a 300 GPM amine plant designed to extract carbon dioxide from gas contracted to the plant for treating to pipeline quality conditions. $310,000 of the $335,000 of gain on sale of assets during the first nine months of 1999 was a result of the Sunterra sale. Interest expense rose 19% to $3.9 million due to the equivalent level of higher average borrowings during the period as compared to the same period in 1998.

 The Company had a nine-month year to date pretax loss of $237,000 versus pretax income of $1 million for the same period in 1998. The Company generated a net tax benefit of $454,000 with $310,000 resulting from the Sunterra sale. As result, the Company had net earnings before extraordinary items for the nine-month period of $217,000 versus $624,000 for the comparative 1998 period. The 1998 period included a write-off of unamortized debt costs as result of the Company's refinancing its senior debt in March 1998. The extraordinary expense of $42,000 (net of tax) reduced the comparative nine-month year to date net income to $582,000.

The decrease in earnings can be primarilly attributed to the July Sunterra sale and increased depreciation and interest expense. From February through July of 1999, the Company encountered a slowdown in the demand for compression services as its customer base, mostly oil and gas independents, scaled back their capital budgets in response to the lower oil and gas prices being received in the 1998 and early 1999 period. Many large compression projects were placed on hold by the Company's customer base due to their restricted capital budgets. Compression industry statistics indicate a slight across the board decrease in demand for compression services during this period. Additionally, a large percentage of the customer base, in a move to gain cost efficiencies, reviewed and "right sized" many of their compression projects for the current compression requirements. As a result, the Company went through a relatively large turnover between its idle and deployed compression equipment, predominantly through the February - June period, to supply its customers identified compression project changes. The resulting equipment turnover increased capital costs for investment in idle equipment being deployed in the turnover with no offsetting material increase in revenues. The Company has witnessed a healthy increase in compression demand in recent months corresponding with increased energy prices.

YEAR 2000

The Company has prepared a Year 2000 Plan and has formed a committee to implement this plan. The committee has reviewed all Company hardware, software and embedded systems for Year 2000 compliance. As part of the review, the Company tested all critical compressor equipment and systems to the extent possible. The Company incurred no material costs in testing its internal compressor equipment and systems. The Company will send letters to significant vendors, customers and other third-party providers to ascertain compliance on the part of those outside parties for which non-compliance would significantly affect the Company's operations. In the event the Company determines a third-party to be non-compliant and believes such non-compliance to be a significant risk, the Company will develop a contingency plan for each such third-party. At September 30, 1999 the committee was approximately 90% complete with regard to implementing the Company's Year 2000 plan with regard to third-parties. The Company anticipates that the plan will be completed by November 30, 1999. The Company expects that implementation of its Year 2000 Plan as described herein will ensure that the Year 2000 issue will have no material impact on the Company's operating efficiency.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains a senior bank credit facility with a current maximum commitment of $40 million which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is currently a borrowing base revolver convertible in March, 2000 to a three year term loan with a seven year principal amortization. The credit facility is secured by the Company's compressor fleet. The current borrowing base is $45.5 million; however, borrowings are limited to the current $40 million commitment until such time as additional financial institutions participate in the credit facility. As of November 19, 1999, the Company had borrowed up to its current maximum commitment of $40 million.

The Company has been in discussions both with additional banks on participating in the senior bank credit facility as well as with private institutions on providing private equity capital to support the continued growth of the Company's operations. Company management believes the announced potential merger with the ETC companies (see Note 7, Subsequent Events) effectively blocks the ability to successfully negotiate long-term capital commitments with either banks or private institutions until the outcome of the merger negotiations is known. The Company has made a request to one of its existing lenders to provide interim borrowings of up to $3 million to supplement existing working capital and support equipment deployment during the negotiation of the ETC merger transaction. The Company has paid a pricing fee to the lender as the first stage of the lender's approval process. Company management believes the Company will receive a formal commitment for the interim financing within the next 20 days.

Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratios as defined by the agreements. Additionally, the agreements prohibit the payment of dividends, the repurchase of the Company's common stock and restrict certain additional borrowings. During the third quarter 1999, the Company was not in compliance with certain financial covenants in its credit facilities. Compliance waivers from the two lenders have been requested. To date, one lender has waived compliance. The remaining lender is processing the request. The Company believes the remaining compliance waiver will be received following the payment of a compliance fee.

The Company relies primarily on the collection of revenues associated with its natural gas compression and treating service contracts to fund the Company's working capital and capital expenditure needs. Borrowings from the Company's senior credit facility are used mostly to finance the Company's growth. The coordination of the cashflow from operations and borrowings from the senior credit facility allows the Company to optimize its cashflow.

Net cash provided by operating activities increased to $7 million for the first nine months of 1999 versus $189,000 for the comparative 1998 period. The increase was due to increased depreciation costs, improved receivables turnover and increases in accounts payables. Net cash used in investing activities decreased $3.5 million to $8.4 million due to reduced growth levels in the compression fleet. Net cash provided by financing activities declined $10 million to $1.7 million due to decreased borrowings of long term debt. As described above, the Company is fully advanced on its existing bank commitment with no current access to the $5.5 million borrowing base above the bank commitment. The Company is negotiating with an existing lender to supply the previously described interim borrowing facility during the ETC merger negotiations. The Company will either complete negotiations for the interim borrowing, recruit an additional lender into its senior bank facility, raise additional equity or slow its future growth.

                                    PART II
                               OTHER INFORMATION



ITEM 6.   EXHIBITS

          (a)    Exhibits:

                 Exhibit
                   No.                       Description
                   ---                       -----------

                   27                   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OEC COMPRESSION CORPORATION



DATE: August 23, 1999     By: /s/ Ray C. Davis
                              --------------------------------------------------
                                  RAY C. DAVIS
                                  Co-President and Co-Chief Executive Officer



DATE: August 23, 1999     By: /s/ Kelcy L. Warren
                              --------------------------------------------------
                                  KELCY L. WARREN
                                  Co-President and Co-Chief Executive Officer



DATE: August 23, 1999     By: /s/ Jack D. Brannon
                              --------------------------------------------------
                                  JACK D. BRANNON
                                  Sr. Vice President and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
  NO.              DESCRIPTION
  ---              -----------

27       Financial Data Schedule