Form 10-K
period 1999-12-31
OEC COMPRESSION CORP
filed 2000-04-19
CIK 854661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _______ to _______.

         Commission file number    0-18205
                                -------------

                           OEC COMPRESSION CORPORATION
                         -------------------------------
                         (Name of Issuer in its charter)

        OKLAHOMA                                             73-1345732
------------------------                                 ------------------
(State of Incorporation)                                 (I.R.S. Employer)
                                                         Identification No.

2501 CEDAR SPRINGS ROAD, SUITE 600, DALLAS, TX                      75201
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code                    214-953-9560
                                                                  ------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

            Title of Class                                 Name of Exchange
            --------------                                 ----------------
 Common Stock, par value $.01 per share                American Stock Exchange

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Issuer's revenue for the year ended December 31, 1999 -- $25,157,000

          Aggregate Market Value of Voting Stock held by Non-affiliates on March 30, 2000 -- $6,704,994

                  Number of Shares of Common Stock Outstanding
                         on March 30, 2000 - 28,986,711

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer's Proxy Statement with respect to Annual Meeting of Stockholders to be scheduled is incorporated by reference in Part III of the Form 10-K



Transitional Small Business Issuer Disclosure Format (Check one): Yes [ ] No [X]


                                TABLE OF CONTENTS

                                                                                                                       PAGE

                                     PART I
Items 1. & 2.    Description of Business and Properties..........................................................         3

Item  3.         Legal Proceedings...............................................................................         8

Item  4.         Submission of Matters to a Vote of Security Holders ............................................         8

Item  4A.        Executive Officers of the Registrant............................................................         8

                                     PART II

Item  5.         Market for Registrant's Common Equity and Related
                   Stockholder Matters ..........................................................................         9

Item  6.         Selected Financial Data.........................................................................         9

Item  7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................................       10

Item  7A.        Quantitative and Qualitative Disclosures about Market Risk .....................................       13

Item  8.         Financial Statements and Supplementary Data.....................................................       14

Item  9.         Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure......................................................................       14

                                    PART III

Item 10.         Directors and Executive Officers  of the Registrant.............................................       15

Item 11.         Executive Compensation..........................................................................       15

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management................................................................................       15

Item 13.         Certain Relationships and Related Transactions..................................................       15

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................       16

Signatures       ................................................................................................       17

Index to Consolidated Financial Statements.......................................................................       18

                           OEC COMPRESSION CORPORATION
                                  ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                     PART I

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

         In June 1993, the Company acquired Mid-South Compressors, Inc., a privately held gas compression company ("Mid-South"). Mid-South leased compression equipment throughout the gas-producing regions of Mississippi, Alabama and Northern Louisiana. The transaction involved the issuance of approximately 5.4 million shares of Company common stock and the payment of $1.4 million in cash to Mid-South. The Company financed the cash portion of the acquisition through additional borrowings.

         In July 1993, the Company acquired all the outstanding shares of common stock of Owens Compression Service, Inc. ("Owens"), a privately held company that provided gas compression services primarily in East Texas and North Louisiana in exchange for cash consideration of $42,000 and approximately 3.2 million shares of Company common stock.

         During March 1995, the Boards of Directors of Equity Compressors, Mid-South and Owens each approved the formal merger of Mid-South and Owens with and into Equity Compressors. The companies merged their operations under the Equity Compressors name as of January 1, 1995. The businesses of Equity Compressors included leasing, direct sales and remanufacturing services of various types of gas compression equipment.

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

         On August 6, 1997, the Company acquired 100% of the common stock of Ouachita Energy Corporation ("Ouachita") and the majority of the assets of Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition agreements that were closed effective July 31, 1997, the Company issued to the shareholders 7.6 million shares of the Company's common stock and paid approximately $24 million in cash and assumption of debt.

         On October 30, 1997, the Company, through its wholly owned subsidiary, Sunterra Energy Corporation, entered into a venture with Prize Petroleum, L.L.C. ("Prize") of Tulsa, Oklahoma, to form Sunterra Petroleum Company, L.L.C. ("Sunterra L.L.C."). Sunterra L.L.C. was initially capitalized with oil and gas properties and cash commitments with a value in excess of $9 million.

         On December 31, 1997, the Company closed its shop facilities in Oklahoma City, Oklahoma, Kilgore, Texas, and Columbia, Mississippi. The acquisition of Ouachita enabled the Company to consolidate the facilities operations into one state-of-the-art facility located in West Monroe, Louisiana. Although significant costs were incurred as a result of the closing of these facilities in the fourth quarter of 1997, the consolidation of the shop facilities allowed the Company greater control over product engineering and design, better quality equipment, more reliable service and increased control over expenses at the facility level.

         On March 6, 1998, the Company merged Equity Compressors into Ouachita. At December 31, 1999, the combined compressor fleet had 854 gas compression units with a total of approximately 229,000 horsepower.

         In March 1998, the number of authorized shares of common stock was increased and the name of the Company changed to OEC Compression Corporation.

         At December 31, 1998, Sunterra L.L.C.'s oil and gas properties were estimated to have proved reserves of 12,720,000 thousand cubic feet ("mcf") of natural gas and 163,000 barrels of oil. Natural gas reserves constituted approximately 93% of the Company's reserve base on a "gas equivalent" basis (converting each barrel of oil to six mcf of natural gas).

         On July 2, 1999, Sunterra sold 100% of its interest in Sunterra L.L.C. to Prize. Sunterra received $1 million in cash and the Will-O-Mills gas treating plant located in southwest Texas. The Will-O-Mills gas treating plant is a 300 gpm amine plant, which extracts carbon dioxide, and minor amounts of hydrogen sulfide from natural gas flowed to the plant by area producers under long-term treating contracts. The Sunterra L.L.C sale effectively removed the Company from the oil and gas production business.

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

         The Company had 118 employees at year-end 1999. Its principal executive offices are maintained at 2501 Cedar Springs Road, Suite 600, Dallas, Texas 75201. The Company's telephone number is (214) 953-9560.

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

         EQUIPMENT LEASING AND CONTRACT COMPRESSION SERVICES. At year-end 1999, the Company's service fleet included 854 compressors located in Alabama, Arkansas, Kansas, Louisiana, Mississippi, Oklahoma, New Mexico and Texas. These compressors average 268 horsepower in size and their cost as a new unit of similar size averages about $230,000. The Company's rental fleet is comprised mostly of used, remanufactured equipment, which was acquired at a substantial discount to the cost of comparable new compressor units. The fleet includes engines and compressors of various manufacturers.

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

         The following table sets forth certain data concerning the Company's activity in the acquisition and leasing of compressors:


                                                                                DECEMBER 31,
                                                                   1999             1998              1997
                                                                   ----             ----              ----
Number of units                                                     854              843               669
Horsepower utilization rate at end of period                        72%              79%               80%
Equipment  horsepower at end of period                          228,903          217,663           169,229

         LEASE/CONTRACT COMPRESSION TERMS. Generally, the Company's compressors are leased for contract compression services, which are provided to well operators under written agreements for periods ranging from month-to-month to six years. These contracts are sometimes renewed at the end of the specified term at which time the rentals and other terms may be renegotiated. The competitive marketplace determines the rental/contract rates used in new contracts and in renewals of existing contracts. Once the minimum term has expired, the equipment continues on a month-to-month basis, with either party having the right to terminate the contract by giving a 30-day written notice. The majority of the deployed compressors at December 31, 1999 were leased on a month-to-month basis.

         Under the typical rental-with-maintenance lease, the lessee pays the costs of transporting the compressor to the well site, installation, all fuel and other operating costs. The compressors are operated on a daily basis by the employees of the lessee. The Company maintains service departments which employ skilled compressor mechanics who service and maintain compression equipment. Under the most common type of lease, the lessee pays a flat fee for monthly compression inclusive of service, equipment rental, lubricants and all parts and maintenance. Under the typical contract compression service contract, the Company provides the customer with both the compression equipment and operates that equipment for the customer. The Company's personnel are responsible for both day-to-day operation and maintenance of the provided compression equipment for a monthly service fee. Revenues associated with contracts for rental-with-maintenance and contract compression services are recognized on the first day of the month in which the service is provided.

         REMANUFACTURING SERVICES. Remanufacturing services involve the overhaul and rework of equipment owned by third parties. These services are performed under contract with numerous customers, including gas gathering and transmission companies, major oil companies, large independents and small producers to overhaul and rework their gas compression equipment. Generally, the Company prepares a description of the work to be conducted and the parts to be provided. An estimate or a fixed bid of the costs to be charged to the customer for the overhaul work accompanies this description. In the event additional labor or parts are required once the work is in process, the owner of the unit is contacted regarding the work and additional charges are then agreed on. Overhaul work is normally guaranteed for a period of 90 days.

         COMPRESSOR SALES. The Company is also involved in the direct sales of remanufactured gas compression equipment. The Company acquires, rebuilds and sells previously owned gas compressor units to gas producers and transporters. The Company maintains an inventory of compression parts and equipment at its facility in West Monroe, Louisiana. The Company is able to sell its remanufactured equipment at a discount to the cost of comparable new equipment, and in most cases is able to customize and complete a compressor unit for a customer in substantially less time than the same customer could acquire the equipment new from the original manufacturer. The Company, via its field mechanics, is responsible for the service and maintenance of its direct sales units during their 90-day warranty period.

         MARKET AND CUSTOMERS. The Company's customer base consists of over 180 U.S. companies engaged in all aspects of the oil and gas industry including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. No individual customer accounted for more than 10% of the Company's consolidated revenues during 1998 or 1999.

         COMPETITION. The natural gas compression services business is highly competitive. Overall, the Company faces competition from companies with considerably greater financial resources as well as from several smaller companies on a more regional basis. The Company believes it is the sixth largest compressor services company, defined by total horsepower, in the onshore domestic markets in which it operates.

         Increased size and geographic breadth offer compressor services companies' significant advantages. Supporting staff costs (i.e. sales, accounting, engineering) do not rise proportionately with increases in the number of deployed compressors. As a result, companies the size of the Company or larger benefit from lower overall operating costs than competing smaller companies.

         The Company believes it competes effectively on the basis of price as well as the quality and reliability of service in the geographic markets it operates (Alabama, Mississippi, Louisiana, Arkansas, Oklahoma, Kansas, Texas and New Mexico).

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

         On July 2, 1999, Sunterra sold 100% of its interest in Sunterra L.L.C. to the Prize Petroleum. Sunterra received $1 million in cash and a 100% ownership interest in the Will-O-Mills gas treating plant located in southwest Texas. The Will-O-Mills gas treating plant is a 300 gpm amine plant, which extracts carbon dioxide, and minor amounts of hydrogen sulfide from natural gas flowed to the plant by area producers under long term treating contracts. The Sunterra L.L.C sale effectively removed the Company from the oil and gas production business.

         SIGNIFICANT PROPERTIES. At December 31, 1998, the Company owned oil and gas interests in 152 producing wells, undrilled leasehold interests and related assets located in Arkansas, Kansas, Oklahoma and Texas. Exploration and development efforts have been concentrated in the Anadarko and Arkoma Basins located in the states listed above. As of December 31, 1999, the Company owned no producing wells.

         DRILLING ACTIVITIES. During the periods indicated, the Company participated in the drilling of the following development wells:


                               JUNE 30, 1999    DECEMBER 31, 1998   DECEMBER 31, 1997
                               -------------    -----------------   -----------------
                               GROSS     NET      GROSS      NET      GROSS     NET
                               -----   -------   -------   -------   -------   ------
Development
Productive                      --        --         3.0      1.53      3.0       1.40
Non-Productive                  --        --         2.0      1.03      1.0        .11
                             -------   -------   -------   -------   -------   -------
Total                           --        --         5.0      2.56      4.0       1.51

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

         While certain of the Company's natural gas production is sold at the wellhead to intrastate and interstate pipelines under contracts with terms ranging from one to twenty years, most of its gas production is sold on the "spot market" under commitments which generally extend for only 30 days. All of the Company's long-term contracts contain provisions for readjustment of price, termination and other terms customary in the industry. Certain of these contracts contain "market out" and price adjustment provisions which could allow the purchaser to cancel the contract or purchase the gas produced at a substantially lower price. Likewise, if prices increase, the Company can cancel the contract or require the gas produced to be purchased at the higher prices.

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

                    AVERAGE SALES PRICES AND PRODUCTION COSTS


                                                              JUNE 30, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                                              -------------    -----------------    -----------------
Average Sales Price per mcf of gas produced                      $  2.21            $  2.11              $  2.65
Average Sales Price per barrel of oil produced                   $ 16.19            $ 13.51              $ 19.35
Production Cost per MCFE (1)                                     $   .79            $   .63              $   .85
Production Cost per BOE (2)                                      $  4.74            $  3.77              $  5.11

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

EMPLOYEES

          At December 31, 1999, the Company had 118 full-time employees. The Company has 111 employees in its gas compression operations and 7 employees in its general corporate area. None of these employees are represented by a union or labor organization. The Company considers its relations with these employees to be satisfactory.

PROPERTIES AND FACILITIES

          The Company owns its shop facilities in West Monroe, Louisiana. The main building contains approximately 35,000 square feet, the majority of that space designed for the re-manufacturing and overhauling of the Company's compression fleet with the balance being office space. The property includes approximately eight acres of land.

          The Company owns 12 acres of land, office facilities and a warehouse in Bridgeport, Texas.

         The Company leases its executive office space in Dallas, which consists of approximately 4,500 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its discretion.



          NAME                         AGE                    POSITION
          ----                         ---                    --------
          Kelcy L. Warren               44              Co-Chief Executive Officer
                                                        Co-Chairman of the Board

          Ray C. Davis                  57              Co-Chief Executive Officer
                                                        Co-Chairman of the Board

          Jack D. Brannon               43              Senior Vice President/
                                                        Chief Financial Officer




          The following is a brief description of the business background of each of the executive officers of the Company.

          Mr. Ray C Davis has served as Co-Chief Executive Officer and Co-Chairman of the Board of Directors since September 22, 1999. He is also a cofounder and senior partner of Energy Transfer Company, a group of partnerships focused on the acquisition and enhancement of natural gas related midstream assets and energy service companies. From March 1993 through May, 1996, Mr. Davis served as Chairman of the Board and Chief Executive Officer of Cornerstone Natural Gas, Inc., a publicly traded natural gas company focused on midstream assets. From 1988 through 1993, he served as Chairman of the Board of Capstone Partners, Inc., an investment and management company specializing in company acquisitions and special management situations. Mr. Davis received a B.S. and a B.A. from LeTourneau University.

          Mr. Kelcy Warren has served as Co-Chief Executive Officer and Co-Chairman of the Board of Directors since September 22, 1999. He is also a cofounder and senior partner of Energy Transfer Company, a group of partnerships focused on the acquisition and enhancement of natural gas related midstream assets and energy service companies. From March, 1993 through May, 1996, Mr. Warren served as President and Chief Operating Officer of Cornerstone Natural Gas, Inc., a publicly traded natural gas company focused on midstream assets. From 1981 through 1993, Endevco, Inc. (predecessor of Cornerstone Natural Gas) employed Mr. Warren in various capacities, the last as President. Mr. Warren received B.S from the University of Texas at Arlington.

          Mr. Jack Brannon has served as Senior Vice President and Chief Financial Officer since January 1, 1997. Previously, he was employed by BOK Capital Services Corporation as Senior Vice President (1994 - 1996) and its affiliate, Bank of Oklahoma, N.A., as Vice President, Energy Group (1984 -1996). He holds three degrees from the University of Texas at Austin: a B.S. with honors, an M.A, and an M.B.A.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          As of March 17, 2000, the Company had approximately 1,171 holders of record of its common stock. Effective September 3, 1998, the Company's common stock was approved for listing on the American Stock Exchange ("AMEX") under the symbol "OOC." The table below reflects the high and low bid prices per share of the Company`s common stock for each calendar quarter during the time period from 1997 to 1999 as quoted by AMEX since September 3, 1998, and NASDAQ for prior periods. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.




                                    1999                    1998                    1997
                                    ----                    ----                    ----
          QUARTER             HIGH        LOW         HIGH        LOW         HIGH        LOW
          -------             ----        ---         ----        ---         ----        ---
          First              $1.313     $0.875       $2.750     $2.063       $1.688     $1.188

          Second              1.750      1.000        2.563      2.063        2.500      1.531

          Third               1.438      1.000        2.313      1.688        2.625      2.063

          Fourth             $1.250     $0.563       $1.938     $1.063       $2.750     $2.188




          The Company has not paid any cash dividends on shares of its common stock since its organization and currently intends to continue its policy of retaining earnings, if any, for the Company's operations. The Company is prohibited by certain loan agreement provisions from paying dividends.

ITEM 6.   SELECTED FINANCIAL DATA

          Certain selected financial data is presented for each of the five years ended December 31:




                                                   1999               1998              1997             1996              1995
                                                   ----               ----              ----             ----              ----
                                                       (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
          Total revenues                        $25,157            $26,242           $16,027           $9,443            $9,943
          Net income (loss)                         121               12(1)        (1,687)(2)            (160)        (1,438)(3)
          Basic and dilutive net
            Income (loss) per
            Common share                            .00                .00              (.07)            (.01)             (.11)
          Total assets                          106,393            106,921            84,365           25,810            26,041
          Long-term debt:
            Current portion                       2,918                 --                 5              177               682
            Long-term portion                    58,381             58,829            39,076            5,362             9,000
          Obligation under capital
            Lease                                 1,302              1,673               464               --                --





(1) Includes a provision to reduce the carrying value of other equipment of $162,000 and a charge-off of the Company's unamortized original organizational costs of $112,000.

(2)       Includes recognition of contingent warrant expense of $1,440,000.

(3) Includes a provision to reduce the carrying value of certain compression equipment of $1,790,000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1999 VERSUS 1998

          Compression and gas treating service fees increased $228,000 or 1% from 1998. The Company did not experience the level of revenue growth in 1999 that it achieved in 1998. The reasons were twofold: the Company discontinued compression services in February 1999, for a client which represented approximately 6% of its deployed compression horsepower. Additionally, the Company believes the entire compression services industry experienced a general slowdown in compression demand growth apparently caused by the precipitous fall in 1998 of natural gas prices which subsequently impacted the industry's client base's capital budgets for 1999. The Company believes rebound in the natural gas price in 1999 has refueled compression demand growth in the last half of the year. From July through December 1999, the Company's deployed compression horsepower grew 7%. July was the Company's lowest deployment level for all of 1999. Compression operating costs decreased $212,000 (3%) from 1998 due to continued focus on cost controls in the field operations.

          Compressor sales and remanufacturing revenue fell $303,000 (43%) from 1998. The decrease reflects the Company's continued focus on the higher margin contract compression services over third-party equipment sales. The associated compressor sales and remanufacturing direct costs fell $398,000 (59%) from 1998 due to increased focus on job costing.

          Oil and gas sales decreased $1 million from 1998 due to the sale of the oil and gas operations in July 1999. The Company held 100% of its oil and gas producing interest in Sunterra. which was majority owned by the Company but operated by the minority owner Prize. On July 2, 1999, the Company sold 100% of its interest in Sunterra to Prize for $1 million in cash and 100% interest in the Will-O-Mills gas treating plant, a 300GPM Amine Plant in West Texas. The Company entered into the transaction to replace a depleting asset with a redeployable asset with a similar operating profile to gas compression. The Company reported a $421,000 gain on the sale. Oil and gas operating costs fell $258,000 from 1998 due to the previously described sale.

          Compressor depreciation increased $200,000 (4%) from 1998. The increase was due to 1) continued capital investment to upgrade the fleet and
2) a substantial turnover of compression equipment on existing compression jobs in the March - July 1999 period. The Company believes the latter was the result of an industrywide turnover of equipment. The industry's collective client base, predominantly exploration and production companies, coming off a poor gas price year in 1998 and looking for cost and revenue efficiencies, made a major effort to "right size" their existing rental compression to the current application. The result was a major turnover of equipment on applications. The turnover generated a higher than normal level of capital investment in refurbishing idle equipment to replace the returning over or under sized equipment. Oil and gas depletion and depreciation fell $270,000 due to the July Sunterra sale described above. Intangibles amortization increased $233,000 from 1998 due to the amortization of the balance of the non-compete and non-solicitation agreements between the Company and two former executive officers of the Company who resigned in December 1998.

          General and administrative expense fell $375,000 (9%) from 1998. The Company's continued focus on cost controls was the principal reason for the cost reduction. Included in 1999 general and administrative costs is approximately $300,000 of predominately legal and professional costs surrounding the activities of two special committees of the Board of Directors established to review and evaluate certain merger and acquisition activities during the year.

          Cashflow, defined as earnings before interest, taxes, depreciation, and amortization ("EBITDA") rose $159,000 from 1998 to $11 million.

          In November 1999, the Company sold and leased back virtually all of its owned vehicles to a subsidiary of GE Capital. The transaction generated a net loss on sale of $169,000.

          Interest expense increased $692,000 from 1998 due to substantial fleet growth in 1998 that was predominantly debt financed. That growth was being generated over all of 1998, the increased interest expense is fully realized in 1999. The July Sunterra sale eliminated minority interest expense beyond that point. As a result, this expense item fell $58,000.

          The Company reported a pre-tax loss of $293,000 for the 1999 fiscal year versus $129,000 pre-tax profit for 1998. However, an income tax benefit of $414,000 created after-tax net income of $121,000 versus 1998 net earnings of $12,000.

          Capital expenditures on the compressor fleet totaled $11.1 million in 1999 versus $21.1 million in 1998. The acquisition of compression equipment through purchase / leaseback transactions accounted for $1.5 million of the 1999 fleet capital expenditures. Roughly 85% of the aggregate purchase / leaseback investment occurred in December 1999 and, therefore, had little impact on 1999 earnings. Field capital expenditures, to sustain the value and operational performance of the operating fleet, totaled $3.1 million. Roughly 90% of the remaining $6.5 million capital investment represented investment in the existing fleet through shop operations to sustain and enhance the value of the existing fleet as it was deployed on new jobs. The balance represented purchases of equipment in the open market to fill job applications, which could not be matched with equipment in the existing fleet. The Company believes that the shop CAPEX levels on the existing fleet were inflated in 1999 due to the substantial turnover of equipment on existing jobs in the spring-through-summer period of 1999. As previously discussed, the Company believes the entire compression industry experienced a substantial turnover of equipment during the defined period as the industry's collective client base, mostly independent exploration and production companies, attempted to "right size" their leased compression to gain cost and production efficiencies in the face of 1998 gas and oil price driven budget constraints. The immediate impact of the action is increased capital investment for little if any additional revenue. However, there are longer-term benefits in the form of decreased future capital investment.

RESULTS OF OPERATIONS
1998 VERSUS 1997

          In 1998, compressor rental revenues increased $10.8 million or 87% from 1997 due to growth associated with the acquisition of working compression equipment and internal growth. Revenues from compressor sales and remanufacturing services decreased $271,000 or 28% in 1998 from 1997. This decrease reflects the concentration of shop labor on maintaining and enhancing the rental/contract compressor fleet. Gross profit from compressor sales and remanufacturing services decreased to $36,000 in 1998 from $38,000 in 1997 due to the recognition of approximately $72,000 of expenses related to third-party service work classified as inventory at December 31, 1997, was determined to be unrecoverable in 1998.

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

          Depletion, depreciation and amortization of the composite cost of evaluated oil and gas properties is computed on the units-of-production method based on estimated proved reserves. The 1998 expense related to oil and gas properties is 47% higher when compared to 1997 due to the higher volumes of gas produced. Depreciation of the compressor fleet increased 50% from 1997 due to the growth of the compressor fleet through acquisition and additions to the existing fleet. Associated with its acquisition of Ouachita, the Company changed its estimate of useful lives for certain of its compressor equipment to 20 years with capitalized overhauls on compressor rental equipment depreciated over five years. The effect of these changes decreased the 1997 loss from operations, net loss and loss per share (dilutive) by $265,000, $165,000, and $.01, respectively.

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

          Unamortized debt issue cost of approximately $70,000 associated with the prior credit facility was expensed in the first quarter of 1998 as an extraordinary item.

CAPITAL RESOURCES AND LIQUIDITY

          On March 30, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment was $40 million, which remains expandable to $60 million with the future addition of other participating financial institutions. In March 2000, the Company's senior lender agreed to extend the revolving period until July 2001. The facility as amended is a borrowing base revolver effective through July 2001, due in full on July 31, 2001. The December 31, 1999, borrowing base is $47 million but currently limited to the $40 million commitment that will be reduced by $150,000 per month beginning in July 2000. The credit facility is collateralized by substantially all of the assets of the Company. At December 31, 1999, the $40 million commitment was fully advanced.

          In July 1997, the Company entered into a senior subordinated term note agreement and senior floating rate note agreement with The Prudential Insurance Company of North America ("Prudential") for $15 million and $5 million, respectively. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was treated as an addition to paid-in capital. The resulting term note amount of $14,130,000 will be accreted over the 10-year term using its effective interest rate of 11.14%. The exercise price of the warrants was subsequently lowered to $1.00 per share in 1999 in connection with the waiver of covenants. The Company's cash pay-out over the term of the note is at the stated rate of 10.15%.

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

          In July 1999, the Company sold approximately 5,000 horsepower of idle compression equipment (approximately 2% of the total fleet) in a single transaction for $2 million. The purchase and sale agreement contains put and call features that permit 1) the Company to repurchase, at its option, ("Call") the equipment by the end of 1999 at cost, and 2) the purchaser to ("Put") the equipment back to the Company and recover the purchase price plus accrued interest at 10%. The Put and Call features which were to expire on December 31, 1999, have been extended by mutual agreement of the Company and the purchaser to August 30, 2000. The Company has treated the transaction as a loan for accounting purposes until such time as the put and call features have either been exercised or expire. To that end, the $2 million sale is carried as a $2 million current note payable at the fiscal year ended December 31, 1999.

          Net cash provided by operating activities increased to $6.7 million in 1999 from $3.7 million in 1998 primarily due to inventory levels being reduced in 1999 versus a $2.7 increase in 1998. Net cash used in investing activities decreased to $9.9 million in 1999 from $23.7 million in 1998, due primarily to decreased capital expenditures on the compressor fleet. Net cash provided by financing activities decreased to $3.6 million in 1999 from $20 million in 1998, due primarily to decreased capital expenditures on the compressor fleet. At December 31, 1999, the Company had current assets of approximately $9.4 million and current liabilities of $8.4 million. At December 31, 1999, the Company was out of compliance with certain financial covenants with two of its credit facilities. The non-compliance was waived by the lending institutions. As previously stated, the Company is fully advanced on its senior bank revolving credit facility of $40 million and will not have access to the net $7 million of unused borrowing base unless an additional bank or institution is recruited into the credit facility. The Company will recruit additional lenders into its credit facility, raise additional equity capital or substantially slow its future growth.

          The Company has generated income and cash flow from operations in 1999 and 1998, the Company has funded its fleet expansion capital expenditures through borrowings under its senior credit facility. As of December 31, 1999, the Company has no availability under its senior credit facility. The Company believes it could raise additional capital through a private or public equity or debt financing; however, the Company cannot assure that such financing would be available, or available under acceptable terms. If such financing proved unavailable, the Company believes that a significant reduction in capital expenditure related to the expansion of its compressor fleet would allow the Company to continue as a going concern through 2000.

          On January 4, 2000, the Company announced that the previously announced merger negotiations with Energy Transfer Company had been terminated. Further, the Company's Board of Directors had authorized certain board members to interview and engage an investment banker to explore strategic alternatives and steps to maximize shareholder value. The Company formally engaged a major investment bank in February 2000, for this purpose. All strategic alternatives are being explored including the possible sale of the Company.

ACCOUNTING PRONOUNCEMENTS

          In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective January 1, 1997, resulting in the replacement of primary earnings per share ("EPS") with a newly defined basic EPS and modification to the computation of dilutive EPS. As a result, all prior period EPS data has been restated to conform to the provisions of this statement. (Note 1). In addition, in December 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," resulting in no material impact. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. These statements have not had a material effect on the Company's financial position or results of operations.

YEAR 2000

          The Company prepared a Year 2000 Plan and reviewed all Company hardware, software and embedded systems for Year 2000 compliance. As part of the review, the Company tested all critical compressor equipment and systems to the extent possible. The Company incurred no material costs in testing its internal compressor equipment and systems. There have been no issues involving the Year 2000, therefore the Company does not anticipate any future concerns.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECTS OF INFLATION

          In recent years inflation has not had a significant impact on the Company's operations or financial condition. The impact of inflation on the Company in the future will depend on the relative increases, if any, the Company may realize from its compressor sales, interest rates on debt, rental rates and the selling price of gas.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company had used derivative financial instruments such as commodity futures agreements to hedge against fluctuations in oil and gas prices. Gains and losses on these derivative instruments are recorded as adjustments to oil and gas sales. The Board of Directors of the Company have adopted a policy governing the use of derivative instruments which requires that all derivatives used by the Company relate to an anticipated transaction and prohibits the use of speculative or leveraged derivatives. As of December 31, 1999, the Company did not have any derivative financial instruments.

INTEREST RATE RISK

          Total debt at December 31, 1999, included $16 million of fixed rate debt and $45 million of floating-rate debt attributed to borrowings. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate would be less than $400,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's Consolidated Financial Statements required by this Item begin at page 21 following page 20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On July 16, 1998, the Executive Committee of the Board of Directors and the Audit Committee of the registrant determined to engage Arthur Andersen LLP as its independent auditors for the fiscal year ending December 31, 1998. On July 24, 1998, the registrant orally notified PricewaterhouseCoopers LLP ("PWC"); its independent auditor for the fiscal year ending December 31, 1997, of this determination and that PWC would not continue to be engaged for the fiscal year ending December 31, 1998. The determination to replace PWC was made by the Audit Committee and the Executive Committee of the Board of Directors of the registrant.

          The reports of PWC for the fiscal year ended December 31, 1997, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 1997, and during the period from December 31, 1997 to July 24, 1998, there were no disagreements between the registrant and PWC concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item with respect to the Company's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the Section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K




    (a)  Exhibits:
         3.1      Certificate of Incorporation. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8 (File No.
                  333-23925), which Exhibit is incorporated herein by reference thereto.
         3.2      Amendment to Certificate of Incorporation. Previously filed as Exhibit 3.2 to the Company's Registration Statement on
                  Form S-8 (File No. 333-23925), which Exhibit is incorporated herein by reference thereto.
         3.3      Amended and Restated By-Laws. Incorporated herein by
                  reference thereto. (1)
         4.1      Note Agreement dated July 31, 1997 by and between the Company and Prudential Life Insurance Company of America.
         4.2      Subordinated Note and Warrant Purchase Agreement dated July
                  31, 1997 by and between the Company and Prudential Life
                  Insurance Company of America.
         4.3      Registration Rights Agreement dated as of July 31, 1997 by and between the Company and Prudential Life Insurance Company of North America.
         4.4      Participation Agreement dated July 31, 1997 by and among the
                  Company, Prudential Life Insurance Company of North America
                  and certain stockholders of the Company.
         4.5      Registration Rights Agreement dated as August 6, 1997 by and between the Company and certain stockholders named therein.
         4.6      Common Stock Purchase Warrant dated July 31, 1997 issued by the Company to Prudential Life Insurance Company of America.
         10.1     Agreement and Plan of Merger dated as of May 15, 1997 by and among the Company, OEC Acquisition Corporation, Ouachita
                  Energy Corporation, and Dennis W. Estis.
         10.2     First Amendment to Agreement and Plan of Merger dated as of
                  July 30, 1997 by and among the Company, OEC Acquisition
                  Corporation, Ouachita Energy Corporation, and Dennis W.
                  Estis.
         10.3     Asset Purchase and Sales Agreement dated as of May 15, 1997 by and among the Company, OEC Acquisition Corporation,
                  Ouachita Energy Partners, Ltd., Ouachita Compression
                  Partners, L.L.C. and Dennis W. Estis.
         10.4     First Amendment to Asset Purchase and Sales Agreement dated as of July 30, 1997 by and among the Company, OEC
                  Acquisition Corporation, Ouachita Energy Partners, Ltd.,
                  Ouachita Compression Partners, L.L.C. and Dennis W. Estis.
         10.5     Amended and Restated Employee Stock Option Plan. Previously
                  filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-23925), which Exhibit is
                  incorporated herein by reference thereto. (2)
         10.6     Hawkins Energy Corporation 1994 Directors Stock Option Plan.
                  Previously filed as Exhibit 10.8 to the Company's Annual
                  Report on Form 10-KSB for the year ended December 31, 1994, which Exhibit is incorporated herein by reference thereto.(2)
         10.7     Hawkins Energy Corporation 401(k) Plans. Previously filed as
                  Exhibit 4(c) to the Company's Registration Statement on Form
                  S-8 (File No. 33-74640), which Exhibit is incorporated herein by reference thereto. (2)
         10.8     Hawkins Energy Corporation Director Stock Plan. Previously
                  filed as Exhbit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-23925), which Exhibit is
                  incorporated herein by reference thereto. (2)
         10.9     Revolving Credit Facility dated March 30, 1998 by and among
                  Ouachita Energy Corporation, the Company and Bank of
                  Scotland. Previously filed as Exhibit 10.12 to the Company's
                  Quarterly report on Form 10-QSB for the period ended June
                  30, 1998, which exhibit is incorporated herein by reference thereto. (2)
         21.1     Subsidiaries of the Registrant. (1)
         23.1     Consent of Independent Public Accountants. (1)
         23.2     Consent of Independent Public Accountants. (1)
         27       Financial Data Schedule. (1)




         --------------------
                  (1) Filed herewith.
                  (2) Management contract or agreement.

    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed for the three months ended December 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          OEC COMPRESSION CORPORATION
DATE:  April 13, 2000     By:  _______________________________
                               Ray C. Davis
                               Co-Chief Executive Officer, Co-Chairman of the Board


                          By:  _________________________________
                               Kelcy L. Warren
                               Co-Chief Executive Officer, Co-Chairman of the Board


                          By:  _________________________________
                               Jack D. Brannon
                               Senior Vice President, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




DATE:  April 13, 2000
/s/    Ray C. Davis                          Director, Co-Chairman of the Board, Co-Chief Executive Officer
------------------------------------
       RAY C. DAVIS

/s/    Kelcy L. Warren                       Director, Co-Chairman of the Board, Co-Chief Executive Officer
------------------------------------
       KELCY L. WARREN

/s/    Richard D. Brannon                    Director
------------------------------------
       RICHARD D. BRANNON

/s/    Matthew S. Ramsey                     Director
------------------------------------
       MATTHEW S. RAMSEY

/s/    Charles M. Butler, III                Director
------------------------------------
       CHARLES M. BUTLER, III

/s/    Dennis W. Estis                       Director
------------------------------------
       DENNIS W. ESTIS

/s/    James D. Finley                       Director
------------------------------------
       JAMES D. FINLEY

/s/    Neal A. Hawthorne                     Director
------------------------------------
       NEAL A. HAWTHORN

/s/    Clifford S. Lewis                     Director
------------------------------------
       CLIFFORD S. LEWIS

/s/    Don E. Smith                          Director
------------------------------------
       DON E. SMITH

/s/    Jon P. Stephenson                     Director
------------------------------------
       JON P. STEPHENSON





                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
         Report of independent public accountants..............................................19

         Consolidated balance sheets...........................................................21

         Consolidated statements of operations.................................................22

         Consolidated statements of changes in stockholders' equity............................23

         Consolidated statements of cash flows.................................................24

         Notes to consolidated financial statements............................................25



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of OEC Compression Corporation


         We have audited the accompanying consolidated balance sheets of OEC Compression Corporation (an Oklahoma Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OEC Compression Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.






                                Arthur Andersen LLP







Dallas, Texas
March 27, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of OEC Compression Corporation


         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of OEC Compression Corporation (an Oklahoma Corporation) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of OEC Compression Corporation for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.






                                PricewaterhouseCoopers LLP







Tulsa, Oklahoma
March 30, 1998

                                       OEC COMPRESSION CORPORATION
                                       CONSOLIDATED BALANCE SHEETS




                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                1999                1998
                                                                            ------------        ------------
                                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNT)
Current Assets:
   Cash and cash equivalents                                                $       405         $         7
   Accounts receivable, less allowance for doubtful accounts
     of $197 and $109 in 1999 and 1998, respectively                              2,163               3,177
   Accounts receivable-related party (Note 10)                                      255                  60
   Unbilled accounts receivable                                                     119                  72
   Prepaid Assets                                                                   151                 300
   Compressors and compressor parts inventory                                     6,193               6,293
   Other                                                                             84                  --
                                                                            ------------        ------------
     Total Current Assets                                                         9,370               9,909

Property and equipment, less depreciation of
    $18,344 and $46,289 in 1999 and 1998, respectively (Note 5)                  95,093              94,592
Interest receivable-related party (Note 10)                                          52                  30
Notes receivable-related party (Note 10)                                            332                 332

Goodwill and other intangibles, net of amortization of
    $960 in 1999 and $409 in 1998                                                 1,544               2,057
Other assets                                                                          2                   2
                                                                            ------------        ------------
Total Assets                                                                $   106,393         $   106,921
                                                                            ============        ============

Current Liabilities:
   Accounts payable and accrued liabilities                                 $     5,324         $     5,255
   Accounts payable-related party (Note 10)                                          12                  35
   Current portion of capital lease obligations (Note 7)                            195                 319
   Current portion of long-term debt (Note 6)                                     2,918                  --
                                                                            ------------        ------------
     Total Current Liabilities                                                    8,449               5,609

Long-term debt (Note 6)                                                          58,381              58,829
Capital lease obligations (Note 7)                                                1,107               1,354
Deferred income taxes (Note 8)                                                    9,802              10,216
Other                                                                                --                  89
                                                                            ------------        ------------
Total Liabilities                                                                77,739              76,097
                                                                            ------------        ------------

Minority interest                                                                    --               2,032

Stockholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000
     Shares authorized, none issued                                                  --                  --
   Common stock, $.01 par value, 60,000,000 shares authorized,
     29,171,211 and 29,171,211 shares issued with 28,986,711
     and 29,162,044 shares outstanding in 1999 and 1998, respectively               291                 291
   Additional paid-in capital                                                    31,841              31,841
   Accumulated deficit                                                           (3,210)             (3,331)
   Treasury stock, at cost (184,500 and 9,167 shares in 1999 and 1998,
     respectively)                                                                 (268)                 (9)
                                                                            ------------        ------------
Total Stockholders' Equity                                                       28,654              28,792
                                                                            ------------        ------------
Total Liabilities and Stockholders' Equity                                  $   106,393         $   106,921
                                                                            ============        ============




                             The accompanying notes are an integral part of the
                                    consolidated financial statements.

                                            OEC COMPRESSION CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                             1999        1998        1997
                                                                           --------    --------    --------
                                                                               (IN THOUSANDS, EXCEPT FOR
                                                                                    PER SHARE AMOUNTS)
Revenues:
   Compressor rentals, service and treating fees .......................   $ 23,353    $ 23,125    $ 12,363
   Compressor sales and remanufacturing ................................        405         708         979
   Oil and gas sales ...................................................      1,399       2,409       2,685
                                                                           --------    --------    --------
   Total revenues                                                            25,157      26,242      16,027
                                                                           --------    --------    --------

Operating Expenses:
   Operating costs-rentals, service and treating fees ..................      9,488       9,700       5,063
   Cost of compressor sales and remanufacturing ........................        274         672         941
   Operating costs-oil and gas .........................................        470         728         804
   Depreciation, depletion and amortization ............................      6,346       5,970       3,687
   Inventory write-down ................................................         --          --         404
   Shop closing costs ..................................................         --          --         307
  General and administrative ...........................................      3,923       4,299       4,110
  Asset Impairment (Note 4).............................................         --         162          --
                                                                           --------    --------    --------
      Total expenses....................................................     20,501      21,531      15,316
                                                                           --------    --------    --------

Income from operations..................................................      4,656       4,711         711
                                                                           --------    --------    --------

Other income (expense):
   Gain (loss) on sale of assets .......................................        276         (22)         10
   Interest and other income ...........................................         91         122          52
   Interest expense ....................................................     (5,228)     (4,536)     (1,884)
   Contingent warrant expense ..........................................         --          --      (1,440)
   Minority interest in results of oil and gas operations...............        (88)       (146)        (60)
                                                                           --------    --------    --------
                                                                             (4,949)     (4,582)     (3,322)
                                                                           --------    --------    --------

Net income (loss) before income taxes and extraordinary item ...........       (293)        129      (2,611)

Income tax (expense) benefit............................................        414         (75)        924
                                                                           --------    --------    --------

Net income (loss) before extraordinary item ............................        121          54      (1,687)

Extraordinary item:
   Write-off of unamortized debt issue costs on debt retirement
   (net of $28 tax) ....................................................         --         (42)         --
                                                                           --------    --------    --------
Net income (loss) ......................................................   $    121    $     12    $ (1,687)
                                                                           ========    ========    ========

Basic and dilutive net income (loss) before extraordinary item
   per common share ....................................................   $    .00    $    .00    $   (.07)
                                                                           ========    ========    ========

Extraordinary item .....................................................   $    .00    $    .00    $    .00
                                                                           ========    ========    ========

Basic and dilutive net income (loss) per common share ..................   $    .00    $    .00    $   (.07)
                                                                           ========    ========    ========

                            The accompanying notes are an integral part of the
                                    consolidated financial statements.

                                     OEC COMPRESSION CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                               (IN THOUSANDS)

                                                                                                           DEFERRED
                                                            ADDITIONAL      RETAINED                      EXPENSE--
                                              COMMON         PAID-IN        EARNINGS        TREASURY      CONTINGENT
                                               STOCK         CAPITAL       (DEFICIT)         STOCK         WARRANTS       TOTAL
                                            ----------     -----------    ----------     -----------    ------------   ----------
Balance, December 31, 1996                  $      210     $   17,692     $   (1,656)    $       (9)    $   (1,440)    $   14,797

     Exercise of stock options                       1             73             --             --             --             74

     Issuance of shares in connection
      with Ouachita acquisition
      (7.6 million shares)                          76         12,464             --             --             --         12,540

     Issuance of shares in connection
      with settlement of liability (Note 2)          3            698             --             --             --            701

     Vesting of contingent warrants                 --             --             --             --          1,440          1,440

     Warrants issued in connection
      with secured senior
      subordinated term note                        --            870             --             --             --            870

     Net loss                                       --             --         (1,687)            --             --         (1,687)
                                            ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 1997                         290         31,797         (3,343)            (9)            --         28,735
                                            ----------     ----------     ----------     ----------     ----------     ----------

     Exercise of stock options                       1             44             --             --             --             45

     Net Income                                     --             --             12             --             --             12
                                            ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 1998                         291         31,841         (3,331)            (9)            --         28,792

     Trade airplane for treasury stock              --             --             --           (259)            --           (259)

     Net Income                                     --             --            121             --             --            121
                                            ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 1999                  $      291      $  31,841     $   (3,210)    $     (268)    $       --     $   28,654
                                            ==========     ==========     ==========     ==========     ==========     ==========



                            The accompanying notes are an integral part of the
                                   consolidated financial statements.

                                    OEC COMPRESSION CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS




                              YEAR ENDED DECEMBER 31,                     1999         1998          1997
                              -----------------------                     ----         ----          ----
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)                                                 $       121    $       12    $    (1,687)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
   Depletion, depreciation, and amortization                               6,346         5,970          3,687
   Deferred taxes                                                           (414)          102           (709)
   Contingent warrant expense                                                 --            --          1,440
   Minority interest oil and gas operations                                   88           146             60
   Accounts and notes receivable                                            (185)         (535)        (1,131)
   Compressors and parts inventory                                           101        (2,706)          (209)
   Accounts payable and accrued liabilities                                  906           272            720
   Other                                                                    (279)          465             27
                                                                     -----------    ----------    -----------
       Net cash provided by operating activities                           6,684         3,726          2,198
                                                                     -----------    ----------    -----------

Cash flows from investing activities:
    Acquisitions of equipment                                            (11,965)      (21,056)       (11,788)
    Acquisition of subsidiary                                                 --            --        (23,831)
    Proceeds from sale assets                                              2,202           846            353
    Additions to oil and gas properties                                     (108)       (2,241)          (877)
    Increase in goodwill and other assets                                    (48)       (1,275)          (525)
                                                                     -----------    ----------    -----------
       Net cash used in investing activities                              (9,919)      (23,726)       (36,668)
                                                                     -----------    ----------    -----------

Cash flows from financing activities:
    Payments of capital lease obligations                                   (371)         (420)          (144)
    Note due to proceeds from equipment sale                               2,000            --             --
    Proceeds of long-term debt                                             2,477        45,321         40,336
    Payments on long-term debt                                              (473)      (25,040)        (5,805)
    Proceeds of stock issuance                                                --            45             74
    Minority interest capital contributions
                                                                              --           100             --
                                                                     -----------    ----------    -----------
        Net cash provided by financing activities                          3,633        20,006         34,461
                                                                     -----------    ----------    -----------

Net increase (decrease) in cash                                              398             6             (9)
Cash beginning of year                                                         7             1             10
                                                                     -----------    ----------    -----------
Cash end of year                                                     $       405    $        7    $         1
                                                                     ===========    ==========    ===========

Supplemental disclosure
    Interest paid                                                    $     5,074    $    4,062    $     1,646
                                                                     ===========    ==========    ===========
    Income taxes paid                                                $        --    $       --    $        35
                                                                     ===========    ==========    ===========
Non-cash investing and financing activities:
     Acquisition of subsidiary
       Capital leases assumed                                        $        --    $       --    $       608
       Issuance of common stock                                               --            --         12,540
     Issue warrants for secured senior term note                              --            --            870
     Issuance of common stock in connection
       With settlement of liability (Note 2)                                  --            --            701
     Contributions by minority interest owner                                 --           368          1,358
     Capital leases of compressor equipment                                   --         1,629             --




                            The accompanying notes are an integral part of the
                                   consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         OEC Compression Corporation (an Oklahoma Corporation), formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, remanufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, New Mexico, Kansas and Texas.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, Sunterra Energy Corporation ("Sunterra") and through July 2, 1999, its 82% owned oil and gas venture Sunterra Petroleum Company, L.L.C. ("Sunterra L.L.C.") which was sold. All intercompany transactions have been eliminated.

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

COMPRESSORS AND COMPRESSOR PARTS INVENTORY

         Compressors and compressor parts are carried at the lower of cost or market, using specific identification of costs and weighted average costs, respectively. At December 31, compressor and compressor parts inventory consisted of:



                                                      1999                     1998
                                                    ---------                ---------
                                                              (IN THOUSANDS)
Compressor Work in Progress                         $   1,049                $   2,844
Cylinders                                               1,522                    1,475
Engines                                                   770                      763
Parts and Supplies                                      2,852                    1,211
                                                    ---------                ---------
                                                    $   6,193                $   6,293
                                                    =========                =========





OIL AND GAS OPERATIONS

         During October 1997, the Company through its wholly owned subsidiary, Sunterra, entered into a venture with Prize Petroleum, L.L.C. ("Prize") of Tulsa, Oklahoma, to form Sunterra L.L.C. Sunterra L.L.C. was capitalized with all of the Company's oil and gas properties and oil and gas properties contributed by Prize. At June 30, 1999, the Company had an approximate 82% ownership in Sunterra L.L.C. The Company had effective control over the operations of Sunterra L.L.C. and has consolidated its results since its formation, October 1, 1997 until the sale of its interest in the Sunterra L.L.C. to Prize on July 2, 1999.

         On July 2, 1999, Sunterra sold 100% of its interest in Sunterra L.L.C. to Prize. Sunterra received $1 million in cash and the Will-O-Mills gas treating plant located in southwest Texas. The Will-O-Mills gas treating plant is a 300 gpm amine plant, which extracts carbon dioxide, and minor amounts of hydrogen sulfide from natural gas flowed to the plant by area producers under long-term treating contracts. The Sunterra L.L.C sale effectively removed the Company from the oil and gas production business.

         Prior to the sale of the Sunterra L.L.C. the Company accounted for its oil and gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized and amortized using the units-of-production method based on proved oil and gas reserves. Beginning in 1997, the Company's oil and gas reserves were estimated by a petroleum engineer who was an employee of the Company.

           The depreciation, depletion and amortization rates were $.62, $.51 and $.43 per equivalent mcf produced in 1999, 1998 and 1997, respectively. In the event the unamortized cost of oil and gas properties being amortized exceeds the full-cost ceiling as defined by the SEC, the excess is charged to expense in the period during which such excess occurs.

         Sales and abandonments of properties were accounted for as adjustments of capitalized costs with no gain or loss recognized unless a significant amount of reserves were involved. Since all of the Company's oil and gas properties were located in the United States, a single cost center was used with one amortization base.

HEDGING ACTIVITY

         As a part of its risk management program, Sunterra L.L.C. entered into non-traded natural gas price swap contracts. Gains and losses related to the contracts were deferred and recognized in income when the hedging transaction occurs. Prior to the sale of the oil and gas properties, Sunterra L.L.C. had recognized a gain of $137,000 due to hedging activity.

GOODWILL AND OTHER INTANGIBLES

         Goodwill is amortized using the straight-line method over the estimated benefit periods of 24 to 30 years. Non-compete agreements are amortized using the straight-line method over the life of the agreements of one to three years. Debt issue costs are amortized using the straight-line method over the life of the agreements ranging from 7 to 10 years.

CASH DEFICIT

         On March 10, 1998, the Company replaced its existing senior bank credit facility with a new senior bank credit facility. The prior facility automatically funded or withdrew the balance in the Company's bank account daily. The new facility requires the Company to formally request advances to fund operations. This change has at times caused the Company to incur a cash deficit for financial reporting purposes due to outstanding checks, which will be funded through cash flow from operations or borrowings from the new facility. This cash deficit was necessary to maximize the Company's cash flow and in no way impairs the Company's ability to fund its daily operations. The cash deficit is included in the Company's Balance Sheet in the Current Liabilities section under the caption "accounts payable and accrued liabilities." At December 31, 1998, the Company had outstanding checks in excess of its cash balance of approximately $1.3 million. The aforementioned cash strategy was discontinued in 1999 when the bank facility was fully funded. At December 31, 1999, the Company had a positive cash balance.

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

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1999, 1998 and 1997, no compensation expense has been recognized. As provided by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has disclosed the pro forma effects of recording compensation for such option grants based on their fair value in Note 9 to the financial statements.

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

         Financial instruments, which are potentially subject to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are placed with high credit quality financial institutions to minimize risk. The carrying amounts of these instruments approximate fair value because of their short maturities.

         Fair values of the Company's financial instruments are estimated through a combination of management's estimates and by reference to quoted prices from market sources and financial institutions, if available. As of December 31, 1999, the fair market value of existing debt was equal to the carrying value of the existing debt.

CAPITAL RESOURCES

        Although, the Company has generated income and cash flow from operations in 1999 and 1998, the Company has funded its fleet expansion capital expenditures through borrowings under its senior credit facility. As of December 31, 1999, the Company has no availability under its senior credit facility. The Company believes it could raise additional capital through a private or public equity or debt financing; however, the Company cannot assure that such financing would be available, or available under acceptable terms. If such financing proved unavailable, the Company believes that a significant reduction in capital expenditure related to the expansion of its compressor fleet would allow the Company to continue as a going concern through 2000.

         On January 4, 2000, the Company announced that the previously announced merger negotiations with Energy Transfer Company had been terminated. Further, the Company's Board of Directors had authorized certain board members to interview and engage an investment banker to explore strategic alternatives and steps to maximize shareholder value. The Company formally engaged a major investment bank in February 2000, for this purpose. All strategic alternatives are being explored including the possible sale of the Company.

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

EARNINGS PER SHARE

         Approximately 10,897,000 of common stock options and warrants outstanding at December 31, 1997, were excluded from the computation of dilutive earnings per share ("EPS") because their effect on EPS would have been anti-dilutive for that period. Basic EPS is computed based on weighted average number of shares of common stock outstanding during the period. Dilutive EPS is computed based on weighted average number of shares of common stock outstanding during the period adjusted for the effect of dilutive securities.

         The following is a reconciliation of basic and dilutive EPS computations:

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                    1999                1998                1997
                                                                    ----                ----                ----
                                                                                   (IN THOUSANDS)
Basic:
    Net Income (loss)                                               $121                 $12             $(1,687)
    Weighted average shares of
       common stock outstanding                                   29,026              29,154              24,196
                                                                  ------              ------              ------
    Basic EPS                                                       $.00                $.00               $(.07)
                                                                  ======              ======              ======

Effect of dilutive securities:
     Warrants                                                      1,518               4,431                  --




     Common stock options                                             88                 240                  --
                                                                  ------              ------              ------
                                                                   1,606               4,671                  --
Dilutive:
      Net income (loss)                                             $121                 $12             $(1,687)
      Weighted average share of
          common stock outstanding
           and dilutive securities                                30,632              33,825              24,196
                                                                  ------              ------              ------
       Dilutive EPS                                                $ .00               $ .00               $(.07)
                                                                  ======              ======              ======

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

         In June 1999, the FASB issued SFA No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 2000. If the Company had adopted SFAS No. 133 during 1999, there would be no effect on the Company's financial statements as the Company had no hedges outstanding at December 31, 1999. Although the future impact of adopting SFAS 133 has not been determined yet, the Company does not believe the impact will be material.

NOTE 2    ACQUISITION OF SUBSIDIARY

          On August 6, 1997, the Company completed the acquisition of 100% of the common stock of Ouachita and the majority of the assets of both Ouachita Compression Group, LLC and Ouachita Energy Partners, LTD. Under the terms of the acquisition the Ouachita companies' shareholders received 7.6 million shares of the Company's common stock valued at $12,540,000, and approximately $24 million in cash and assumption of debt. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Ouachita are included in the Company's results of operations since the date of acquisition. The aggregate purchase price of $36,560,000 has been allocated as follows (in thousands):


Current assets                                                 $3,305
Compressor equipment                                           41,730
Buildings and equipment                                         2,210
Current liabilities                                            (2,507)
Deferred income tax liability                                  (8,178)
                                                              -------
                                                              $36,560
                                                              =======



          The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997, assuming the acquisition occurred as of January 1, 1997, are as follows:

                                                                    1997
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Revenue                                                                              $23,600
Net loss                                                                             $(3,700)
Loss per share                                                                         $(.13)


         A liability to the former owner of Ouachita totaling approximately $701,000 which was assumed in the acquisition was subsequently settled by the issuance of an additional 286,976 shares of the Company's common stock.

NOTE 3   SALE OF COMMON STOCK AND ISSUANCE OF CONTINGENT WARRANTS

         Effective December 19, 1996, the Company sold to HACL, Ltd., a private investment group, 8,000,000 shares of its common stock and warrants which, upon satisfying certain vesting requirements, entitle the purchase of an additional 8,000,000 shares of its common stock at a price of $.91 per share, for aggregate consideration of $4,400,000. The Company reported the cash consideration received, net of related costs, of $4,400,000 as an addition to common stock and paid-in capital. The "fair value" of the warrants was estimated by an independent valuation firm to be $1,440,000, which the Company reported as an addition to paid-in capital offset by a deferred expense contra-equity account. A committee of the Board of Directors determined that the warrants fully vested during the third quarter of 1997. Accordingly, the $1,440,000 was expensed in the third quarter of 1997. The warrants for the corresponding 8,000,000 shares of common stock have not been exercised as of December 31, 1999.

NOTE 4   PROVISION TO REDUCE THE CARRYING VALUE OF OTHER EQUIPMENT

         In December 1998 the Company as part of a Settlement Agreement (Note
10) agreed to exchange an airplane, owned by the Company, for shares of the Company's common stock and value related to a truck. It was determined during negotiations that the airplane be reduced to its estimated fair value of approximately $290,000, resulting in a provision to reduce the carrying value of the airplane of $162,000.

NOTE 5   PROPERTY AND EQUIPMENT

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                    1999           1998
                                                                ----------     ----------
                                                                      (IN THOUSANDS)
Land and building                                               $    1,938     $    1,846
Oil and gas properties, full cost method                                --         39,401
Compressor equipment                                               109,401         95,763
Other equipment                                                      2,098          3,871
                                                                ----------     ----------
                                                                   113,437        140,881
Less accumulated depreciation, depletion and
    amortization                                                    18,344         46,289
                                                                ----------     ----------
Net property and equipment                                      $   95,093     $   94,592
                                                                ==========     ==========



         Compressor equipment held by the Company for rental purposes is stated at cost and depreciated over the serviceable life of the equipment. Leased compressor equipment is depreciated on a straight-line basis over an estimated useful life of 12 to 20 years. Due to the nature of compressor equipment no depreciation is recorded for idle equipment not under contract. Depreciation is resumed when the compressor equipment is contracted. Associated with its acquisition of Ouachita, the Company changed its estimate of useful lives for certain of its compressor equipment to 15 to 20 years with capitalized overhauls on compressor rental equipment depreciated over five years. The effect of these changes decreased the 1997 loss from operations, net loss and loss per share (dilutive) by approximately $265,000, $165,000 and $.01, respectively. Buildings and other equipment are stated at cost and depreciated over their estimated useful lives of 30 years and 5 years, respectively.

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

         During 1999, the Company completed purchase leasebacks, where the Company bought compressors from our customers then leased the compressors back to its customers. The purchase leasebacks accounted for the expenditure of approximately $1.5 million and an increase in horsepower of over 10,000 with lease terms from six months to five years.

NOTE 6    LONG-TERM DEBT

                                                                                  YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
LONG-TERM DEBT CONSISTS OF THE FOLLOWING:                                     1999          1998
                                                                          ----------     ----------
                                                                              (IN THOUSANDS)
Revolving line of credit due July 2001 (interest on loans at LIBOR and
    Prime) (a) (d)                                                        $   40,000     $   38,013
8.25% Revolving line of credit (a)                                                --             --
8.25% Revolving line of credit due December 1999 (b) (d)                          --          1,617
Secured Senior Subordinated Term Note due July 2007 (c) (d)                   14,256         14,199
Senior Floating Rate Secured Term Note due July 2004
    (interest at LIBOR), (c) (d)                                               5,000          5,000
Notes payable other                                                            2,044             --
                                                                          ----------     ----------
Total debt                                                                    61,300         58,829
Less current portion                                                           2,918             --
                                                                          ----------     ----------
Total long-term debt                                                      $   58,382     $   58,829
                                                                          ==========     ==========

    (a) On March 10, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment was $40 million, which can be expanded to $60 million with the future addition of other participating financial institutions. The facility is a borrowing base revolver maturing in July, 2001, and due in its entirety at that time. The December 31, 1999, borrowing base of $47 million exceeds the $40 million commitment. Interest on the new facility is comprised of conforming and non-conforming borrowing bases which accrue interest at LIBOR plus 1.75% and LIBOR plus 2.25%, respectively. Initial borrowings are at Prime until converted to LIBOR loans. At December 31, 1999, the average interest rate on outstanding loans was 7.91%. The credit facility is collateralized by substantially all of the assets of the Company with the exception of the Company's gas treating plant. At December 31, 1999 the current available portion was zero. Beginning in July 2000, the $40 million commitment will decrease by $150,000 per month until due in July 2001.

    (b) In December 1997, Sunterra L.L.C., entered into a new $10 million bank revolving credit facility with borrowings limited to a borrowing base determined on the value of the underlying oil and gas reserves. This facility was assumed by Prize when they acquired the oil and gas properties.

    (c) In July 1997, the Company entered into senior subordinated term note agreements with The Prudential Insurance Company of North America ("Prudential") for $15 million and $5 million. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was reported as an addition to paid-in capital and as a discount on the notes. The resulting term note amount of $14,130,000 will be accreted over the ten-year term using its effective interest rate of 11.14%. The Company's cash payout over the term of the notes is at the stated rate of 10.15%. The warrants were adjusted to an exercise price of $1.45 on July 2, 1999 and again on December 1, 1999 the warrants were repriced to an exercise price of $1.00 to garnish waivers of the debt covenants. The $5 million note accrues interest at LIBOR plus 2.25%. At December 31, 1999, the rate was 8.73%.

    (d) Covenants related to the debt agreements include the maintenance of specified levels of working capital, tangible net worth and debt service ratio, as defined by the agreements. Additionally, the agreements prohibit the payment of dividends and place limitations on the repurchase of shares of the Company's stock and the incurrence of new borrowings. During 1999, the Company was not in compliance with the interest coverage, G&A coverage, and EBITDA multiple covenants of its debt agreements, which were waived or modified by the lender.

        Long-term debt maturities as of December 31, 1999, are $2,918,000, $39,126,000, $0, $0 and $5,000,000 in 2000, 2001, 2002, 2003 and 2004,
respectively, with a remainder of $14,256,000 due in subsequent years. Based on the interest rates currently available to the Company for borrowings with similar terms and maturities, the long-term debt at December 31, 1999, approximates fair value. There was not any interest capitalized in 1999. The Company has generated income and cash flow from operations in 1999 and 1998, the Company has funded its fleet expansion capital expenditures through borrowings under its senior credit facility. As of December 31, 1999, the Company has no availability under its senior credit facility. The Company believes it could raise additional capital through a private or public equity or debt financing; however, the Company cannot assure that such financing would be available, or available under acceptable terms. If such financing proved unavailable, the Company believes that a significant reduction in capital expenditure related to the expansion of its compressor fleet would allow the Company to continue as a going concern through 2000.

NOTE 7   CAPITAL LEASES

         The Company has compression equipment and vehicles under capital lease agreements with a cost of $1,699,000 and accumulated amortization of $394,000.

Future minimum lease payments for the above assets under capital leases at December 31, 1999, are as follows (in thousands):


              2000                                              $ 311
              2001                                                306
              2002                                                516
              2003                                                463
                                                               ------
              Total minimum obligations                         1,596
              Interest                                           (294)
                                                               ------
              Minimum obligations, net                          1,302
              Current portion                                    (195)
                                                               ------
              Long term portion                                $1,107
                                                               ======

NOTE 8   INCOME TAXES

         Consolidated income tax (benefit) expense for each of the three years in the period ended December 31, 1999, consists of the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                   1999        1998       1997
                                                   ----        ----       ----
                                                          (IN THOUSANDS)
Current provision expense (benefit)               $  --         $--      $(182)
Deferred expense (benefit)                         (414)         75       (742)
                                                  ------        ---      ------

Total income tax expense (benefit)                $(414)        $75      $(924)
                                                  ======        ===      ======

          The Company's effective tax rate on pre-tax income differs from the U.S. federal statutory regular tax rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   1999        1998        1997
                                                   ----        ----        ----
U.S. statutory regular tax rate                    (34)%         34%        (34)%
State taxes                                         (4)%          4%         (4)%
Goodwill and other                                  (9)%         20%          2 %
Sale of oil and gas properties                     (94)%         --%         -- %
                                                  ------         ---       ------
Total                                             (141)%         58%        (36)%
                                                  ======         ===       =====

Deferred tax assets and liabilities are comprised of the following at December
31:

                                                                   1999           1998           1997
                                                                ----------     ----------     ----------
                                                                             (IN THOUSANDS)

Deferred tax assets:
   Allowances for losses                                        $       38     $       41     $       29
   Net operating loss carryforward                                   8,588          6,175          3,132
   Alternative minimum tax credit carryforward                         610            602            602
   Warrant expense deferred for income tax purposes                    547            547            547
   Miscellaneous gain                                                   16             --             --
   Accounting method change for tax due to acquisition                 137            274            411
                                                                ----------     ----------     ----------
       Gross deferred tax assets                                     9,936          7,639          4,721

Deferred tax liabilities:
   Property and equipment - depreciation
       Depletion and amortization                                   19,738         17,855         14,863
                                                                ----------     ----------     ----------
       Gross deferred tax liabilities                               19,738         17,855         14,863
                                                                ----------     ----------     ----------

Net deferred tax liability                                      $    9,802     $   10,216     $   10,142
                                                                ==========     ==========     ==========

         At December 31, 1999, the Company had net operating loss carryforwards for regular tax purposes of $22,601,000, which expire in 2009 through 2019.

NOTE 9   COMPENSATION PLANS

         EMPLOYEE STOCK OPTION PLAN. On August 8, 1989, the Board of Directors of the Company adopted and its stockholders approved an Employee Stock Option Plan (the "Stock Option Plan") which became effective on that date. An aggregate of 130,000 shares of common stock were initially available for sale upon exercise of options granted under the Stock Option Plan, provided that the number of shares available for options which may be granted under the Stock Option Plan will automatically be increased without action of the directors or stockholders of the Company to an amount equal to (when added to the number of shares of common stock subject to all other options granted by the Company) 8% of the issued and outstanding shares of common stock upon each issuance of shares of common stock occurring after February 28, 1990 (other than issuance of shares upon the exercise of options granted under the Stock Option Plan). The Board of Directors may make authorized but unissued common stock available for the exercise of options or it may utilize shares held in treasury. On February 4, 1999, the Board of Directors approved the issuance of 198,874 stock options under the Stock Option Plan. The Stock Option Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options are not "incentive stock options," as such term is defined in Internal Revenue Code Section 422A. As of December 31, 1999, options to acquire 1,205,882 shares of common stock at prices ranging from $.50 to $2.25 were outstanding.

         DIRECTOR STOCK OPTION PLANS. On August 8, 1989, the Board of Directors adopted and the stockholders approved a Director Stock Option Plan (the "1989 Director Plan") which became effective on that date. An aggregate of 170,000 shares of common stock are available for sale upon exercise of options granted under the 1989 Director Plan. At December 31, 1999, options for 30,000 shares at a price of $2.50 were exercisable. As of December 31, 1999, no options had been exercised. The 1989 Director Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A.

         On May 25, 1994, the Board of Directors adopted and the stockholders approved the 1994 Director Stock Option Plan which became effective on that date. Options to acquire an aggregate of 355,000 shares of common stock were initially granted; however, options to acquire 280,000 shares of common stock were surrendered for cancellation in 1996. At December 31, 1999, options for 75,000 shares at a price of $1.40 were exercisable. As of December 31, 1999, no options had been exercised. These options expire on May 24, 2004.

         On March 27, 1996, the Board of Directors adopted and on May 29, 1996, the stockholders approved the Director Stock Plan, which became effective on the date of its approval by the Company's stockholders. Under the Director Stock Plan, non-qualified stock options may be issued to non-employee directors of the Company. An aggregate of 500,000 shares of common stock are reserved for issuance upon the exercise of options granted under the Director Stock Plan. The Director Stock Plan provided for, effective upon its approval by the Company's stockholders, the automatic grant to eligible directors of an option to purchase either (i) 50,000 shares of common stock, if such eligible director had been an employee of the Company at any time, or (ii) 17,500 shares of common stock, if such eligible director had never been an employee of the Company. On each anniversary of each eligible director's election to the Board for the term as a director which he or she is currently serving, each such director will be granted an option to purchase 6,666 shares of common stock. In addition, upon an eligible director's initial election or appointment to the Board, such director will receive the grant of an option to purchase 10,000 shares of common stock. At December 31, 1999, options to acquire 302,488 shares of common stock at prices ranging from $.56 to $2.31 were outstanding. As of December 31, 1999, no options issued under the Director Stock Plan had been exercised. The Director Stock Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974 and the options will not be "incentive stock options," as such term is defined in Internal Revenue Code Section 422A.

         Activity pertaining to the Company's employee and director stock option plans is as follows:

                                                                               NUMBER OF          WEIGHTED AVERAGE
                                                                                SHARES             EXERCISE PRICE
                                                                               ---------          ----------------
Outstanding at December 31, 1996                                                 637,500                  .81
Granted                                                                        1,404,240                 1.86
Exercised                                                                       (145,000)                (.51)
Canceled                                                                              --                   --
                                                                               ---------
Outstanding at December 31, 1997                                               1,896,740                 1.61

Granted                                                                          163,664                 1.61
Exercised                                                                        (90,000)                (.50)
Canceled                                                                        (274,795)               (1.98)
                                                                               ---------
Outstanding at December 31, 1998                                               1,695,609               $ 1.64

Granted                                                                          258,848                 1.09
Exercised                                                                             --                   --
Canceled                                                                        (341,087)               (1.70)
                                                                               ---------
Outstanding at December 31, 1999                                               1,613,370               $ 1.55
                                                                               =========

                               OUTSTANDING OPTIONS

                                                                  WEIGHTED                   WEIGHTED
                                         NUMBER                    AVERAGE                    AVERAGE
              EXERCISE                     OF                     REMAINING                  EXERCISE
               PRICES                    SHARES               CONTRACTUAL LIFE*                PRICE
              --------                   ------               ----------------               --------

        $   .50 - 1.00                  371,574                 16.5  Years                  $    .69
        $  1.00 - 2.00                  595,994                 25.6  Years                  $   1.35
        $ 2.00 - 2 .50                  645,802                 35.4  Years                  $   2.23


      As of December 31, 1999, options on 1,069,532 shares were exercisable.
    * Upon termination of employment or board service the option term becomes four years from date of termination.

The Company applies APB Opinion No. 25 in accounting for its employee and director stock option plans. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1999, 1998, or 1997. Had compensation been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" net loss per share would have been as follows at December 31:

                                                     1999              1998             1997
                                                     ----              ----             ----
Net income (loss) (in thousands)
   As reported                                      $ 121               $12           $(1,687)
   Pro forma                                        $(151)            $(294)          $(1,805)

Loss per share (dilutive)
   As reported                                       $.00              $.00             $(.07)
   Pro forma                                        $(.01)            $(.01)            $(.07)


         The fair value of each option granted is estimated using the Black-Scholes model. The Company's estimated stock volatility was 68%, 75%, and 86% for 1999, 1998, and 1997, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk-free interest rate of 6% for 1997 through 1999. Expected life was estimated at four to eight years based on prior experience depending on the vesting periods involved and the make up of participating employees within each grant. The weighted average fair value of options granted during 1999, 1998, and 1997, as estimated using the Black-Scholes option pricing model, was $1.12, $1.31, and $1.06 respectively.

         EMPLOYEE BENEFIT PLAN. Substantially all of the Company's employees are covered by a defined contribution 401(k) plan adopted in 1991. The Company matches 50% of the employee contributions up to a limit of 4% of employee annual earnings. All matching contributions are made in Company stock. Total expense related to the plan amounted to $79,000 in 1999, $87,000 in 1998, $50,000 in 1997.

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

         Through its acquisition of Ouachita, the Company acquired note receivables of approximately $332,000 from the former owner of Ouachita, who is now a director of the Company and another party. Interest receivable related to these notes at December 31, 1999, 1998 and 1997, was approximately $52,000, $30,000 and $9,000, respectively. Interest on these notes accrues at the rate of 6.5% and is payable when the note matures.

         On December 31, 1997, the Company sold its facility located in Columbia, Mississippi to a current member of the Company's Board of Directors. The Company received $316,000 in cash resulting in a loss of $11,000. During 1999, the Company remitted payments to this related-party totaling approximately $499,000 for service work on compression component parts at this facility. The Company owed approximately $12,000 to the director related to the facility at December 31, 1999.

         The Company maintains a rent and expense sharing agreement with an affiliate. At December 31, 1999, 1998 and 1997, the Company was owed approximately $ 65,000, $40,000 and $11,000, respectively, from the affiliate.

         The Company earned compressor rental revenues from affiliates totaling $ 809,000 in 1999, $279,000 in 1998, $341,000 in 1997. At December
31, 1999, the Company was owed approximately $ 255,000 on rental revenues earned in 1999. At December 31, 1998, the Company was owed approximately $60,000 on rental revenues earned in 1998. At December 31, 1997, the Company was owed approximately $135,000 on rental revenues earned in 1997.

         The Company leases the use of an airplane from an employee. As of December 31, 1999, the Company had paid approximately $16,000 under this arrangement.

         The Company paid its former Chairman of the Board $30,000 in total consulting fees through June 30, 1999.

         On February 8, 2000, the Company sold a 50% undivided interest in the Will-O-Mills gas treating plant for cash proceeds of $2,000,000 to an affiliate of HACL, LTD.

NOTE 11  COMMITMENTS

         The Company leases compressor equipment under contracts with terms ranging from month-to-month to six years. The future revenues to be received under contracts at December 31, 1999, are $5,357,000, $2,439,000, $950,000,
$679,000 and $7,000 in 2000, 2001, 2002, 2003 and 2004, respectively.

         The Company leases facilities for its corporate and field offices with lease terms ranging from month-to-month to three years. The Company has certain other operating leases for other facilities, office equipment and automobiles. Future minimum rental payments under these leases total $216,569 and $133,532 for 2000 and 2001, respectively. The Company's rental expenses were $ 389,000 ,$382,000, and $467,000 in 1999, 1998, and 1997, respectively.

NOTE 12                   INDUSTRY SEGMENT INFORMATION
                         OPERATIONS BY INDUSTRY SEGMENT

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   1999         1998           1997
                                                   ----         ----           ----
                                                           (IN THOUSANDS)
COMPRESSOR AND GAS TREATING OPERATIONS:
     Net revenues                                 $23,758      $23,833        $13,342

     Operating income (loss)                        4,192        3,938(1)        (501)

     Identifiable assets (Note 5)                 113,437       99,635         77,985

     Capital expenditures                          11,835       21,056         11,788

     Depreciation and amortization                 $6,017       $5,370         $3,278

OIL AND GAS:(2)
     Net revenues                                  $1,399       $2,409         $2,685

     Operating income                                 464          773          1,212

     Identifiable assets                                0       41,246         39,455

     Capital expenditures                             108        2,241            877

     Depreciation, depletion and amortization        $329         $600           $409


(1) Includes a provision to reduce the carrying value of other equipment of $162,000 and a charge-off of the Company's unamortized original organizational costs of $112,000.

(2) Oil and gas properties were sold July 2, 1999, with an effective date of June 30, 1999.


NOTE 13  SUBSEQUENT EVENTS

         On January 4, 2000, the Company announced that the previously announced merger negotiations with Energy Transfer Company had been terminated. Further, the Company's Board of Directors had authorized certain board members to interview and engage an investment banker to explore strategic alternatives and steps to maximize shareholder value. The Company formally engaged a major investment bank in February 2000, for this purpose. All strategic alternatives are being explored including the possible sale of the Company.

         On February 8, 2000, the Company sold a 50% undivided interest in the Will-O-Mills gas treating plant for cash proceeds of $2,000,000 to an affiliate. The Company expects to report a gain on the sale for the first quarter of 2000.

NOTE 14  OIL AND GAS INFORMATION (UNAUDITED AS TO RESERVE INFORMATION)

         The Company sold all of its oil and gas producing properties on July 2, 1999 with the sale of its interest in Sunterra L.L.C.

         Capitalized costs for the years ended and costs incurred during the years ended were as follows:

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                          1998                      1997
                                                                        -------                   -------
                                                                                  (IN THOUSANDS)
Capitalized costs:
   Proved properties                                                    $39,401                   $37,374
   Unproved properties                                                      --                         --
                                                                        -------                   -------
Total                                                                    39,401                    37,374

Less:
   Accumulated depreciation, depletion and
      amortization and provision to reduce carrying value                32,568                    31,824
                                                                        -------                   -------
         Net capitalized costs                                          $ 6,833                   $ 5,550
                                                                        =======                   =======

Costs incurred:
   Proved properties                                                    $ 2,026                   $    --
   Development                                                              582                       877
                                                                        -------                   -------

Total costs incurred                                                    $ 2,608                   $   877
                                                                        =======                   =======

Results of operations for producing activities were as follows:           1998                      1997
                                                                        -------                   -------

Revenues                                                                $  2,409                  $ 2,685
Production costs                                                           (728)                     (804)
Depreciation, depletion and amortization                                   (600)                     (409)
Income taxes                                                               (411)                     (538)
                                                                        -------                   -------

Results of operations for producing activities
    activities (excluding overhead and financing costs)                 $   670                   $   934
                                                                        =======                   =======

                                                                   1998                    1997
                                                                   ----                    ----
                                                              OIL        GAS         OIL           GAS
                                                              BBLS       MCF         BBLS          MCF
                                                              ----      ------       ----         -----
Proved Reserves:
   Beginning of year                                           603       9,425        930         4,989
   Revision of estimates                                      (164)      1,106       (321)        1,337
   Extension and discoveries                                    --         268         --         1,015
   Purchase of reserves                                         38       2,971         46         2,716
   Sales of reserves                                          (290)        (36)        --            --
   Production                                                  (24)     (1,014)       (52)         (632)
                                                              ----      ------        ---         -----
   End of Year                                                 163      12,720        603         9,425
                                                              ====      ======        ===         =====
Proved Developed Reserves                                      163      12,720        603         9,245
                                                              ====      ======        ===         =====

         All of the Company's reserves were attributable to Sunterra L.L.C. for which there was an approximate 18% minority interest.

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

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

         The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and gas reserves. Future net cash flows are as follows:

                                                             DECEMBER 31,
                                                             ------------
                                                        1998             1997
                                                      --------         --------
                                                            (IN THOUSANDS)
Future cash flows                                     $ 26,895         $ 29,730
Production costs                                       (11,780)         (11,849)
Development costs                                         (147)              --
Income tax expense                                      (4,434)          (6,790)
                                                      --------         --------
Future net cash flows                                   10,534           11,091
10% discount factor                                     (4,111)          (4,232)
                                                      --------         --------
Standardized measure of discounted
   future net cash flows                              $  6,423         $  6,859
                                                      ========         ========

         The following table summarizes the principal factors comprising the changes in the standardized measure of discounted future net cash flows.

                                                            DECEMBER 31,
                                                            ------------
                                                        1998             1997
                                                      --------         --------
                                                           (IN THOUSANDS)
Standardized measure, beginning of year               $  6,859         $10,238
Sales of oil and gas net of production costs            (1,620)         (1,822)
Net changes in prices and production costs              (2,362)         (4,311)
Extensions and discoveries less related costs              180             687
Purchase of reserves                                     2,081           1,290
Sale of reserves                                        (1,035)             --
Revisions of previous estimates                            218            (707)
Accretion of discount                                      602             885
Change in income tax expense                             1,500             599
                                                      --------         --------
Standardized measure, end of year                     $  6,423         $ 6,859
                                                      ========         =======

All of the Company's reserves and standardized measure of discounted future net cash flows are attributable to Sunterra L.L.C., for which there was an approximate 18% minority interest.

         The Company's reserves were determined at December 31, 1998 using constant prices of approximately $9.51 per Bbl of oil and $1.99 per Mcf of gas.

NOTE 15                     OEC COMPRESSION CORPORATION
                   SELECTED QUARTERLY UNAUDITED FINANCIAL DATA




The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                              FIRST QUARTER      SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
1999
     Revenue                                     $  6,804           $  6,429           $  5,901          $   6,023
     Gross Profit                                   1,307              1,047                998              1,304
     Net Income                                        18               (175)               373                (94)
     Earnings per common share:
          Basic                                       .00               (.01)               .01                .00
          Dilutive                                    .00               (.01)               .01                .00

1998
     Revenue                                        6,133              6,560              6,499              7,050
     Gross Profit                                   1,441              1,587              1,223                460
     Net Income                                       227                351                  4               (570)
     Earnings per common share:
          Basic                                       .01                .01                .00               (.02)
          Dilutive                               $    .01           $    .01            $   .00          $    (.02)

                                  EXHIBIT INDEX


EXHIBIT
  NO.      DESCRIPTION
-------    -----------
 3.3       Amended and Restated Bylaws ..............................

21.1       Subsidiaries of the Registrant............................

23.1       Consent of Independent Public Accountants.................

27         Financial Data Schedule...................................