Form 10-Q
period 2000-03-31
OEC COMPRESSION CORP
filed 2000-05-12
CIK 854661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE QUARTERLY PERIOD ENDED        March 31, 2000
                                  ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM                           TO                    .
                               -------------------------    -------------------

COMMISSION FILE NUMBER      0-18205
                        ----------

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

   Number of Shares of Common Stock Outstanding on March 31, 2000 - 28,986,711

           Transitional Small Business Format (Check one): Yes   ; No  X
                                                              ---     ---

                           OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

                                     PART I

FINANCIAL INFORMATION:
Item 1 - Financial Statements
         Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999...................................................................3

         Consolidated Statements of Operations
           Three Months Ended March 31, 2000 and 1999.............................................................4

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999.............................................................5

         Notes to Consolidated Financial Statements...............................................................6

Item 2 - Management's Discussion and Analysis of the
           Financial Condition and Results of Operations..........................................................8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............................................11

                                     PART II

OTHER INFORMATION:

         Item 1 - Legal Proceedings .............................................................................12
         Item 2 - Changes in Securities and Use of Proceeds .....................................................12
         Item 3 - Defaults Upon Senior Securities ...............................................................12
         Item 4 - Submission of Matters to a Vote of Security Holders ...........................................12
         Item 5 - Other Information .............................................................................12
         Item 6 - (a) Exhibits ..................................................................................12

         Signatures .............................................................................................13


                           OEC COMPRESSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,         DECEMBER 31,
                                                                                  2000                1999
                                                                                  ----                ----
                                                                                         UNAUDITED
                                                                         (in thousands, except per share amount.)
Current Assets:
  Cash and cash equivalents .............................................      $    1,375        $     405
  Accounts receivable, less allowances for doubtful accounts
  of $236 and $197 in 2000 and 1999, respectively .......................           1,974            2,163
  Accounts receivable - related party ...................................             262              255
  Unbilled accounts receivable ..........................................             127              119
  Prepaid Assets ........................................................             144              151
  Compressors and compressor parts inventory ............................           5,781            6,193
  Other .................................................................              65               84
                                                                               ----------        ---------
     Total current assets ...............................................           9,728            9,370

Property and equipment, less depreciation of $19,621 and $18,344 in
2000 and 1999, respectively .............................................          93,918           95,093
Interest receivable - related party .....................................              57               52
Notes receivable - related party ........................................             332              332
Goodwill and other intangibles, net of amortization of
  $1,071 in 2000 and $960 in 1999 .......................................           1,456            1,544
Other assets ............................................................               1                2
                                                                               ----------        ---------
     Total assets .......................................................      $  105,492        $ 106,393
                                                                               ==========        =========

Current Liabilities:
  Accounts payable and accrued liabilities ..............................      $    3,334        $   5,324
  Accounts payable - related party ......................................              89               12
  Current portion of capital lease obligations ..........................             197              195
  Current portion of long term debt .....................................           3,368            2,918
                                                                               ----------        ---------
     Total current liabilities ..........................................           6,988            8,449

Long-term debt ..........................................................          57,942           58,381
Capital lease obligations ...............................................           1,058            1,107
Deferred income taxes ...................................................          10,204            9,802
                                                                               ----------        ---------
     Total Liabilities ..................................................          76,192           77,739


Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued ........................................              --               --
  Common stock, $.01 par value, 60,000,000 shares
  authorized, 29,171,211 shares issued and 28,986,711
  shares outstanding in 2000 and 1999 ...................................             291              291
  Additional paid-in capital ............................................          31,841           31,841
  Accumulated deficit ...................................................          (2,564)          (3,210)
  Treasury stock, at cost (184,500 shares in 2000 and 1999) .............            (268)            (268)
                                                                               ----------        ---------
  Total stockholders' equity ............................................          29,300           28,654
                                                                               ----------        ---------
  Total Liabilities and Stockholders' Equity ............................      $  105,492        $ 106,393
                                                                               ==========        =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                        THREE MONTHS ENDED
                                                                  MARCH 31, 2000    MARCH 31, 1999
                                                                  --------------    --------------
                                                              (In thousands, except per share amounts)
Revenues:
  Compressor rentals, service and treating fees ............        $  5,788         $  6,027
  Compressor sales and re-manufacturing ....................              57               77
  Oil & gas sales ..........................................              --              700
                                                                    --------         --------
     Total revenues ........................................           5,845            6,804
                                                                    --------         --------
Expenses:
  Costs - Compressor rentals, service and treating .........           2,111            2,559
  Costs - compressor sales and re-manufacturing ............              23               28
  Operating costs - oil and gas ............................              --              227
  Depreciation, depletion and amortization .................           1,440            1,657
  General and administrative ...............................             528            1,026
                                                                    --------         --------
     Total expenses ........................................           4,102            5,497
                                                                    --------         --------

Income from operations .....................................           1,743            1,307
                                                                    --------         --------

Other income (expense):
  Gain on sale of assets ...................................             732               13
  Interest income and other ................................               8               34
  Interest expense .........................................          (1,435)          (1,270)
  Minority interest ........................................              --              (44)
                                                                    --------         --------
                                                                        (695)          (1,267)
                                                                    --------         --------

Income before income taxes .................................           1,048               40

Income tax expense .........................................            (402)             (22)
                                                                    --------         --------

Net income .................................................        $    646         $     18
                                                                    ========         ========
Basic and dilutive net income per common share .............        $    .02         $    .00
                                                                    ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                          2000             1999
                                                                          ----             ----
                                                                              ( In thousands)
Cash flows from operating activities:
  Net income .................................................       $      646         $      18
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ...................            1,440             1,657
  Deferred income taxes ......................................              402                22
  Minority interest in results of oil and gas operations .....               --                44
  Gain on sale of assets .....................................             (732)               --
  Other ......................................................               11                 1

Changes in operating assets and liabilities:
  Accounts and notes receivable ..............................              172               639
  Compressor and compressor parts inventory ..................              411               729
  Accounts payable and accrued liabilities ...................           (1,913)             (211)
  Other ......................................................               28               113
                                                                     ----------         ---------
    Net cash provided (used) by operating activities .........              465             3,012
                                                                     ----------         ---------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment .............           (1,425)           (4,093)
  Proceeds from disposition of assets ........................               --                55
  Proceeds from sale of 50%of gas treating assets ............            2,000                --
  Additions to oil and gas properties ........................               --               (48)
  Increase in goodwill and other assets ......................              (23)              (54)
                                                                     ----------         ---------
     Net cash provided (used) in investing activities ........              552            (4,140)
                                                                     ----------         ---------

Cash flows from financing activities:
  Proceeds of long-term debt .................................               --             1,625
  Payments on long-term debt .................................               --              (401)
  Payments on capital lease obligations ......................              (47)              (96)
                                                                     ----------         ---------
     Net cash provided (used) by financing activities ........              (47)            1,128
                                                                     ----------         ---------

Net increase in cash and cash equivalents ....................              970                --

Cash and cash equivalents, beginning of period ...............              405                 7
                                                                     ----------         ---------

Cash and cash equivalents, end of period .....................       $    1,375         $       7
                                                                     ==========         =========
Supplemental disclosure of cash flow information:
  Interest paid ..............................................       $    1,325         $   1,408
                                                                     ==========         =========
  Income taxes paid ..........................................       $       --         $      --
                                                                     ==========         =========
Non-Cash investing and financing activities:


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1           ORGANIZATION AND BASIS OF PRESENTATION

         OEC Compression Corporation, formerly Equity Compression Services Corporation, formerly Hawkins Energy Corporation (the "Company") is engaged in the leasing, contract management, outsourcing, re-manufacturing and direct sale of gas compression equipment to operators of producing natural gas wells and gas gathering systems and in the production of natural gas and oil. Its principal geographical operating areas lie within the states of Alabama, Mississippi, Louisiana, Oklahoma, Arkansas, Kansas, New Mexico, and Texas.

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation, and Sunterra Energy Corporation ("Sunterra".) All intercompany transactions have been eliminated.

         In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

         The financial statements should be read in conjunction with the Company's Form 10-K for the year-ended December 31, 1999. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2           PROPERTY AND EQUIPMENT

                                                    MARCH 31, 2000   DECEMBER 31,1999
                                                    --------------   ----------------
                                                              (In thousands)
Land and building ...........................        $    1,938        $    1,938
Compressor equipment  and gas plant .........           109,487           109,401
Other equipment .............................             2,114             2,098
                                                     ----------        ----------
                                                        113,539           113,437
Less accumulated depreciation ...............            19,621            18,344
                                                     ----------        ----------
Net property and equipment ..................        $   93,918        $   95,093
                                                     ==========        ==========

NOTE 3           TRANSACTIONS WITH RELATED PARTIES

          The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors and employees. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.

NOTE 4           COMMITMENTS

          The Company leases compressor equipment under contracts with terms ranging from month to month to six years. The future revenues to be received under contracts at March 31, 2000 are $3.7 million, $2.6 million, $1.1 million, $696,000, and $7,000 in 2000, 2001, 2002, 2003 and 2004,
respectively.

NOTE 5           EARNINGS PER SHARE

          Earnings per share (EPS) is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and dilutive EPS computations:



                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         2000              1999
                                                         ----              ----
Basic:
    Net income                                       $      646        $       18
    Common stock                                         28,987            29,146
                                                     ----------        ----------

Basic EPS                                            $      .02        $      .00
                                                     ==========        ==========

Effect of dilutive securities:
    Warrants                                                 --             1,067
    Common stock options                                     37                82
                                                     ----------        ----------
                                                             37             1,149

Dilutive:
    Net income                                       $      646        $       18
    Common stock and dilutive securities                 29,024            30,295
                                                     ----------        ----------

Dilutive EPS                                         $      .02        $      .00
                                                     ==========        ==========

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

         Certain matters discussed in this Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", "estimates" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties include (1) the loss of market share through competition, (2) a prolonged substantial reduction in natural gas prices which would cause a decline in the demand for the Company's compression and oil and gas production equipment, (3) the introduction of competing technologies by other companies, (4) new governmental safety, health and environmental regulations which could require significant capital expenditures by the Company and (5) changes in economics in the markets in which the Company operates. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999

         In February, 2000 the Company sold an undivided 50% interest in the Will-O-Mills gas treating plant (sale described below). On April 26, 2000, following the completion of the financial review by the Company's outside auditors, the Company issued a press release, reflecting the gross revenues and expenses from the plant through March 31, 2000, and the corresponding minority interest. Subsequent to the press release, the Company and its outside auditors determined that the sale should be treated as a sale of an interest in the plant rather than treating the sold interest in the plant as a minority interest. This change is reflected in the presentation in this SEC 10Q. The accounting entries impacted were Compressor rentals, service and treating fees, Costs-compressor rentals, service and treating fees and Income from operations which, as compared to the press release, have been reduced $105,000, $39,000 and $66,000, respectively. The resulting elimination of the Minority interest expense of $66,000 fully offsets the Income from operations decline. As a result, the Net income and earnings per share reported in the press release remains unchanged.

         Natural gas compression rental, service and treating fees decreased $239,000 (-4%) from the First Quarter 1999 levels; however, associated operating costs fell $448,000 (-18%). The latter was the result of continued focus on operating efficiencies in the Company's field operations.

         Compressor sales and remanufacturing revenues fell from First Quarter 1999's $77,000 to $57,000. Associated cost of goods and services sold fell from $28,000 to $23,000. Continued focus on higher margin contract compression and treating services over the lower margin third party equipment sales and service was the cause.

         Oil and gas sales and associated costs fell to $0 due to the sale of the oil and gas operations in July 1999. The Company held 100% of its oil and gas producing interests in Sunterra Petroleum, L.L.C. ("Sunterra") which was majority owned by the Company but operated by the Minority owner, Prize Petroleum. On July 2, 1999, the Company sold 100% of its interest in Sunterra to Prize Petroleum for $1 million in cash and a 100% interest in the Will-O-Mills gas treating plant, a 300 gpm amine plant in west Texas. The Company entered into the transaction to replace a depleting asset with a redeployable asset with a similar operating profile to gas compression.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Total depreciation, depletion and amortization decreased $217,000 (-13%). The elimination of oil & gas depletion following the July 2, 1999 Sunterra sale accounted for $173,000 of the reduction. Compression and gas plant depreciation declined $18,000 with amortization expense declining $26,000.

         General and administrative expense decreased $498,000 (-49%) from the First Quarter 1999 levels. Continued focus on cost controls was the principal cause for the reduction.

         Income from operations rose $436,000 (34%) as a result of the Company's overall reduced cost structure.

         In February 2000, the Company sold a 50% undivided interest in the Will-O-Mills gas treating plant to another plant operator owned by an affiliate of a shareholder for cash proceeds of $2 million. As a result of the transaction, the Company reported a $738,000 gain on the sale of these assets during the First Quarter 2000. Interest expense rose $165,000 (13%) due to rising interest rates and a slight increase in overall debt levels.

         Income before income taxes rose to $1.05 million from First Quarter 1999's $40,000. The gain on sale of a 50% interest in the Will-O-Mills plant accounted for 70% of the increase. Without the gain, First Quarter 2000 pretax income was $316,000. Income tax expense of $402,000 resulted in First Quarter 2000 net income of $646,000 versus $18,000 for First Quarter 1999.

CAPITAL RESOURCES AND LIQUIDITY

          On March 10, 1998, the Company replaced its previously existing $20 million senior bank credit facility with a new senior bank credit facility. The initial maximum commitment was $40 million, which remains expandable to $60 million with the future addition of other participating financial institutions. In March 2000, the Company's senior lender agreed to extend the revolving period until July 2001. The facility as amended is a borrowing base revolver effective through July 2001, due in full on July 31, 2001. The March 31,2000 borrowing base is $49 million but currently limited to the $40 million commitment that will be reduced by $150,000 per month beginning in July 2000. The credit facility is collateralized by substantially all of the assets of the Company. The $40 million commitment is fully advanced.

         In July 1997, the Company entered into a senior subordinated term note agreement and senior floating rate note agreement with The Prudential Insurance Company of North America ("Prudential") for $15 million and $5 million, respectively. The $15 million term note agreement contained a warrant purchase agreement authorizing Prudential to purchase up to 1 million shares of the Company's common stock at an initial exercise price of $2.80 per share until the termination date of the related term note. The fair value of the warrants, $870,000, was determined using the Black-Scholes model and was treated as an addition to paid-in capital. The resulting term note amount of $14,130,000 will be accreted over the 10-year term using its effective interest rate of 11.14%. The exercise price of the warrants was subsequently lowered to $1.00 per share in 1999 in connection with the waiver of covenants. The Company's cash interest payout over the term of the note is at the stated rate of 10.15%.

         Covenants related to the debt agreements include the maintenance of specific levels of working capital, tangible net worth, and various debt service ratios, as defined by the agreements. Further, the debt agreements prohibit the payment of dividends, limit the Company's repurchase of its own stock, and restrict new borrowings.

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

           In July 1999, the Company sold approximately 5,000 horsepower of idle compression equipment (approximately 2% of the total fleet) in a single transaction for $2 million. The purchase and sale agreement contains put and call features that permit 1) the Company to repurchase, at its option, ("Call") the equipment by the end of 1999 at cost, and 2) the purchaser to ("Put") the equipment back to the Company and recover the purchase price plus accrued interest at 10%. The Put and Call features, which were to expire on December 31, 1999, have been extended by mutual agreement of the Company and the purchaser to August 30, 2000. The Company has treated the transaction as a loan for accounting purposes until such time as the put and call features have either been exercised or expire. To that end, the $2 million sale is carried as a $2 million current note payable at March 31, 2000.

         Net cash provided by operating activities decreased to $465,000 in 2000 from $3.0 million in 1999 primarily due to a $2.0 million reduction in accounts payable and accrued liabilities as well as the backing out of the $738,000 gain on asset sale from the previously described February, 2000 sale of a 50% interest in the Will-O-Mills gas treating plant. Net cash provided
(used) in investing activities reversed from 1999's $4.1 million cash outflow to 2000's $552,000 cash inflow. The causes were 1) a $2.7 million reduction in capital expenditure levels for acquisitions to and enhancements of the Company's compressor fleet and 2) the $2 million cash proceeds from the previously described February, 2000 Sunterra transaction. Net cash provided
(used) by financing activities reversed from 1999's cash inflow of $1.1 million to 2000's $47,000 cash outflow with the principal reason being the absence of incremental debt borrowings in the First Quarter 2000.

         At March 31, 2000, the Company had current assets of $9.7 million and current liabilities of $6.9 million. As previously stated, the Company is fully advanced on its senior bank revolving credit facility of $40 million and will not have access to the net $9.0 million of unused borrowing base unless an additional bank or institution is recruited into the credit facility. The Company will recruit additional lenders into its credit facility, raise additional equity capital or substantially slow its future growth.

         The Company has generated income and cash flow from operations in 2000 and 1999. In 1999, the Company had funded its fleet expansion capital expenditures through borrowings under its senior credit facility. As of March 31, 1999, the Company had no availability under its senior credit facility. The Company believes it could raise additional capital through a private or public equity or debt financing; however, the Company cannot assure that such financing would be available, or available under acceptable terms. If such financing proved unavailable, the Company believes that a significant reduction in capital expenditure related to the expansion of its compressor fleet would allow the Company to continue as a going concern through 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECTS OF INFLATION

         In recent years inflation has not had a significant impact on the Company's operations or financial condition. The impact of inflation on the Company in the future will depend on the relative increases, if any, the Company may realize from its compressor sales, interest rates on debt, rental rates and the selling price of gas.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company had used derivative financial instruments such as commodity futures agreements to hedge against fluctuations in oil and gas prices. Gains and losses on these derivative instruments are recorded as adjustments to oil and gas sales. The Board of Directors of the Company have adopted a policy governing the use of derivative instruments which requires that all derivatives used by the Company relate to an anticipated transaction and prohibits the use of speculative or leveraged derivatives. As of March 31, 2000, the Company did not have any derivative financial instruments.

INTEREST RATE RISK

         Total debt at March 31, 2000, included $16 million of fixed rate debt and $45 million of floating-rate debt attributed to borrowings. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate would be less than $400,000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not currently involved in any material litigation or proceeding and is not aware of any such litigation or proceeding threatened against it.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's shareholders during the quarter ending March 31, 2000.

ITEM 5.   OTHER INFORMATION

          None

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

                                     OEC COMPRESSION CORPORATION


DATE: May 10, 2000                   By: /s/ Kelcy L. Warren
                                         ---------------------------------------
                                              KELCY L. WARREN
                                              Co-Chief Executive Officer

DATE: May 10, 2000                   By: /s/ Ray C. Davis
                                         ---------------------------------------
                                              RAY C. DAVIS
                                              Co-Chief Executive Officer

DATE: May 10, 2000                   By: /s/ Jack D. Brannon
                                         ---------------------------------------
                                             JACK D. BRANNON
                                             Senior Vice President and Chief
                                              Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
 NO.            DESCRIPTION
 ---            ------------
27       Financial Data Schedule
