Form 10-K/A
period 1999-12-31
OEC COMPRESSION CORP
filed 2000-05-17
CIK 854661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

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

          Aggregate Market Value of Voting Stock held by Non-affiliates on May 10, 2000 -- $8,194,993

                  Number of Shares of Common Stock Outstanding
                          on May 10, 2000 - 29,121,211

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer's Proxy Statement with respect to Annual Meeting of Stockholders to be scheduled is incorporated by reference in Part III of the Form 10-K



Transitional Small Business Issuer Disclosure Format (Check one): Yes [ ] No [X]


                                TABLE OF CONTENTS

                                                                                                                       PAGE

                                     PART I
Items 1. & 2.    Description of Business and Properties..........................................................         3

Item  3.         Legal Proceedings...............................................................................         8

Item  4.         Submission of Matters to a Vote of Security Holders ............................................         8

Item  4A.        Executive Officers of the Registrant............................................................         8

                                     PART II

Item  5.         Market for Registrant's Common Equity and Related
                   Stockholder Matters ..........................................................................         9

Item  6.         Selected Financial Data.........................................................................         9

Item  7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................................       10

Item  7A.        Quantitative and Qualitative Disclosures about Market Risk .....................................       13

Item  8.         Financial Statements and Supplementary Data.....................................................       14

Item  9.         Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure......................................................................       14

                                    PART III

Item 10.         Directors and Executive Officers  of the Registrant.............................................       15

Item 11.         Executive Compensation..........................................................................       18

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management................................................................................       19

Item 13.         Certain Relationships and Related Transactions..................................................       21

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................       23

Signatures       ................................................................................................       24

Index to Consolidated Financial Statements.......................................................................       25

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to each person currently serving on the Company's Board of Directors.


                           Position in the Company and Principal Occupation
Director & Age             or Employment for the Last Five Years
---------------------      --------------------------------------------------------------------------------
Ray C. Davis               Chairman of the Board, C0-Chief Executive Officer, Director; Member of Executive
Age 56                     Audit and Human Resources Committees of the Board of Directors; Principal
                           of Energy Transfer Company.

Kelcy L. Warren            Director; Co-Chief Executive Officer; Member of Executive and Human Resources
Age 43                     Committees of the Board of Directors; Principal of Energy Transfer Company.

Richard D. Brannon         Member of Executive, Audit and Human Resources Committees
Age 41                     of the Board of Directors; President of Brannon Oil & Gas, Inc.

Charles M. Butler, III     Director; Member of the Audit and Human Resources Committees of the
Age 56                     Board of Directors; Attorney.

James D. Finley            Director; Managing Partner and Director
Age 56                     of Finley Resources

Neal A. Hawthorn           Director; Vice President and Director of R. Lacy, Inc.
Age 66

Clifford S. Lewis          Director; Member of the Audit and Human Resource Committees of the Board of
Age 45                     Directors; Vice President and Chief Financial Officer of Hawkins International

Matthew S. Ramsey          Director; Member of Executive and Human Resources; Committees of the Board of
Age 45                     Directors; Consultant to the Company.

Don E. Smith               Director; former President of Equity Compressors, Inc.;
Age 50                     Cattle Rancher.

Jon P. Stephenson          Director; Member of Executive and Human Resources Committees of the Board of
Age 54                     Directors; President of Sandollar Oil & Gas, Inc.

Dennis W. Estis            Director; Self-Employed.
Age 53


         Mr. Davis became a Director in December 1996. Mr. Davis became Chairman of the Board and Co-Chief Executive Officer in September of 1999. He is a founding principal of Energy Transfer Company, an energy investment firm, which was formed in 1996. Mr. Davis founded Capstone Partners in 1988, a buy out firm formed to acquire under-performing companies. He served as Chairman and CEO of several companies acquired by Capstone Partners, including Healthco International Inc., a $500 million a year dental supply company, HPSC, an equipment leasing company quoted on the Nasdaq system and Cornerstone Natural Gas, Inc., a natural gas pipeline and processing company listed on the American Stock Exchange. Mr. Davis served as Director and General Partner of Hydro Environmental Services, Inc. from 1989 to 1992, and as Chief Executive Officer of Healthco International, Inc. from June 1991 to August 1992. He was also Chairman of the Board of HPSC, Inc. from 1991 to 1992. From 1983 to 1988, he shared the operating duties of Colt Industries, a Fortune 200 diversified manufacturer. Mr. Davis was last responsible for two groups of companies with operations in 15 countries and sales in excess of $1 billion. Mr. Davis held several executive positions in Colt Industries and, prior to that, held several management positions at Mobil Chemical, a division of Mobil Oil.

         Mr. Warren became a Director in December of 1996. Mr. Warren became Co-Chief Executive Officer in September of 1999. He is a founding principal of Energy Transfer Company, an energy investment firm, which was formed in 1996. Prior to forming Energy Transfer Company, he was employed by Endevco, Inc., a natural gas pipeline and processing company and predecessor of Cornerstone Natural Gas, Inc., from 1981 to 1992. At Endevco, Mr. Warren served in many capacities, including President, Chief Operating Officer and Director. He and a group of investors acquired controlling interest of Cornerstone Natural Gas, Inc. in 1993. Mr. Warren served as President, Chief Operating Officer and a director of Cornerstone unit its sale to El Paso Natural Gas Company in 1996. Prior to joining Endevco, Mr. Warren was employed by Lone Star Gas Company.

         Mr. Brannon is President of Brannon Oil & Gas, Inc., an independent energy investment company. Mr. Brannon was Chairman of the Board of the Company until September of 1999. Mr. Brannon is also an active investor in oil and gas production, natural gas pipelines, real estate and equity investments. Mr. Brannon served as director of Cornerstone Natural Gas, Inc., a natural gas pipeline and processing company, until its sale to El Paso Natural Gas Company in 1996. Mr. Brannon also previously served as an Advisory Board member to First Interstate Bank, Fort Worth. Mr. Brannon began his career in 1981 with TXO Production Corp. as a completion and reservoir engineer. Mr. Brannon has a B.S. degree in Petroleum Engineering from the University of Texas and is a Certified Professional Engineer. Mr. Brannon is the brother of Jack D. Brannon, Senior Vice President and Chief Financial Officer of the Company.

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

         Mr. Finley became a Director in April of 1997. He is an independent oil and gas producer. Previously, Mr. Finley was a managing partner of Finley Resources, an independent oil and gas producer. Mr. Finley was Chief Financial Officer of Duer Wagner & Co. from 1982 until 1996 when he became its Managing Partner. Mr. Finley is an active investor in oil and gas production, natural gas pipelines and real estate investments. Mr. Finley has a broad range of experience in the management of oil and gas operations and the acquisition and financing of oil and gas properties. Mr. Finley began his career at Arthur Andersen & Co. as a member of the Dallas/Fort Worth oil and gas industry team. Mr. Finley received a Bachelor of Business Administration from the University of Texas at Austin in 1979.

         Mr. Hawthorn became a Director in April of 1997. He is a Vice President and Director of R. Lacy, Inc., an independent oil and gas company in Longview, Texas. Prior to joining R. Lacy, Inc. in 1978, he was a partner of the law firm of Kenley, Boyland, Hawthorn, Starr and Coghlan in Longview, Texas. Mr. Hawthorn is a member of the Texas Mid-Continent Oil and Gas Association. Mr. Hawthorn holds a B.B.A. Degree from the University of Texas at Austin and a J.D. from the University of Texas Law School.

         Mr. Lewis has served the Company as a Director since its inception in 1989. He also served as the Company's Vice President, Secretary and Treasurer from the Company's inception through April 5, 1996. Mr. Lewis has served as Vice President and Chief Financial Officer of Hawkins Oil & Gas, Inc. from 1988 to present. Previously, he was employed by Hawkins International as Controller (1986 to 1988), as Manager of Financial Accounting (1984 to 1986), Senior Financial Accountant (1981 to 1984) and by Arthur Young & Company (now Ernst
& Young) as Senior Accountant. He holds a B.S. Degree in Accounting and an M.B.A. Degree from Kansas State University.

         Mr. Ramsey became a Director in December 1996. Mr. Ramsey served as President and Chief Executive until September of 1999 when he resigned to become a consultant to the Company. Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company, from 1990 to 1996. From 1990 to 1996, he was employed by Torch Energy Advisors Incorporated, a company providing management and operations services to energy companies including Nuevo Energy Company, last serving as a director and Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Prior to joining Torch Energy, Mr. Ramsey was self-employed for eleven years. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School's Advanced Management Program. He is licensed to practice law in the State of Texas.

         Mr. Smith has served as Director since June 1993. He founded and was President of Mid-South Compressors, Inc. and its successor in Columbia, Mississippi, from 1985 to 1996. Mid-South Compressors, Inc. became a wholly owned subsidiary of the Company in 1993 and was merged into Equity Compressors, Inc. another wholly owned subsidiary of the Company in 1995. From 1981 to 1985, he was the Branch Manager of Compressor Systems, Inc. Previously, he was the founder and President of Oilfield Maintenance Service, Inc. from 1974 to 1981, and Division Compressor Mechanic of Shell Oil Company from 1967 to 1974.

         Mr. Stephenson became a Director in December of 1996. He is President and owner of Sandollar Oil & Gas, Inc., an independent exploration and production company located in Longview, Texas. Prior to forming Sandollar in 1981, Mr. Stephenson was employed from 1971 to 1980 by Ensearch Exploration, Inc. in Dallas, Texas, in various engineering capacities, with his last assignment being Vice President of Production. He began his career in 1968 as an engineer with Shell Oil Company in New Orleans, Louisiana. Mr. Stephenson received his B.S. degree in Petroleum Engineering from Louisiana Tech University in 1968. He is a Certified Professional Engineer in the State of Texas.

         Dennis W. Estis became a director of the Company in August of 1997 in connection with the Company's acquisition of Ouachita Energy Corporation. Until December 17, 1998, Mr. Estis was the President and Chief Operating Officer of Ouachita Energy Corporation. Mr. Estis is self-employed. Mr. Estis founded Ouachita Energy Corporation in 1976. Mr. Estis holds a Bachelor of Science in Chemical Engineering and a M.B.A. Degree from Louisiana State University.

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The Company has standing Executive, Audit and Human Resources Committees of the Board of Directors. Presently, the members of the Executive Committee are Richard D. Brannon, Charles M. Butler, III, Ray C. Davis, Matthew
S. Ramsey and Kelcy L. Warren, the members of the Audit Committee are Richard D. Brannon, Ray C. Davis, Clifford S. Lewis, Neal A. Hawthorne and James D. Finley, and the members of the Human Resources Committee are Richard D. Brannon, Charles
M. Butler, III, Clifford S. Lewis, Matthew S. Ramsey, Jon P. Stephenson and Kelcy L. Warren. The function of the Executive Committee is to act for the Board between Board meetings. The Executive Committee held one meeting during 1999. The primary functions of the Audit Committee are to monitor the Company's internal accounting controls, review quarterly and annual financial information and review the services and fees of the independent auditors. The Audit Committee met one time during the fiscal year ended December 31, 1999. The primary functions of the Human Resources Committee are to review and approve management's recommendations concerning compensation of executive officers and certain other employees and to administer the Company Employee Stock Option Plan. The Human Resources Committee has the authority, in its discretion, to select the eligible officers and employees to whom options shall be granted and the number of shares of the Company's Common Stock to be subject to such options. The Human Resources Committee also serves to evaluate top management and their successors within the Company. The Human Resources Committee met one time during the fiscal year ended December 31, 1999.

         The Board of Directors met 11 times during fiscal 1999. All directors were present for at least 75% of the aggregate of the meetings of the Board of Directors and of the committees of the Board on which each director served.

DIRECTOR COMPENSATION

         Directors of the Company who are not also employees of the Company are paid an annual retainer fee of $6,000, payable quarterly, plus an additional payment of $500 for each directors' and committee meeting attended in person or held by means of conference telephone calls. Each of the Directors other than Don Smith, Cliff Lewis and Charles Butler waived such compensation for the term ended December 31, 1999.

         Mr. Ramsey is a party to a consulting agreement with the Company under which he is paid $15,694 per month for legal and consulting services.

         Mr. Butler served as Chairman of a Special Committee of the Board of Directors to review a proposed transaction between the Company and a group of companies owned by Mr. Davis and Mr. Warren. The Special Committee eventually decided not to pursue such transaction. The Compensation Committee of the Board recommended and the entire Board approved paying Mr. Butler $15,000 for his services as Chairman of such Special Committee.

         On June 11, 1998, all non-officer Directors were each issued options to purchase 6,666 shares of Common Stock. The exercise price of all options granted in 1998 was equal to the fair market value of the Common Stock on the date of grant. The options were granted for a term of 40 years.

         On May 20, 1999, all non-officer Directors were each issued options to purchase 6,666 shares of Common Stock. The exercise price of all options granted in 1999 was equal to the fair market value of the Common Stock on the date of grant. The options were granted for a term of 40 years.

         The Company entered into an agreement with Richard D. Brannon whereby he was paid $10,000 per month for the first three months of 1997 for his efforts in developing business opportunities for the Company's compressor leasing business. Commencing June 1997, Mr. Brannon was retained as a business development consultant for which he was paid $5,000 per month through June 1999 when Mr. Brannon waived his consulting fee.

EMPLOYMENT AGREEMENT

          Dan McCormick is party to Change of Control Agreement pursuant to which such executive officer is entitled to payments equal to the sum of (i) one years' salary plus (ii) the greater of such executive's last year bonus or the bonus such executive would have earned for the current fiscal year under any bonus plan in effect for the Company at the time of such termination if such executive is terminated without cause following a change of control. Jack D. Brannon is party to Change of Control Agreement pursuant to which such executive officer is entitled to payments equal to the sum of two years' salary if such executive is terminated without cause following a change of control.

         In September of 1999, the Company entered into a consulting agreement with Mr. Ramsey under which Mr. Ramsey gave up his rights under a change of control agreement and agreed to be paid $15,694 per month for 18 months. Mr. Ramsey has agreed to provide consulting and legal services to the Company and has agreed not to compete against the Company during the consulting term.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.

SUMMARY COMPENSATION TABLE

         Certain information with respect to the following table sets forth all compensation paid for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1998, 1997 and 1996 to
(a) each person serving as the Company's chief executive officer during fiscal 1998 and (b) each of the Company's most highly compensated executive officers whose aggregate compensation during fiscal 1998 exceeded $100,000.

                          Long Term Compensation Awards
                      Annual Compensation Number of Shares

                                                                                 Other            Securities          All Other
     Name and Principal                         Fiscal                           Annual           Underlying        Compensation
          Position               Year          Salary(1)        Bonus         Compensation          Options              (2)
                                 ----          ---------       -------        ------------          -------              ---
Matthew S. Ramsey(3)             1999           $163,745       $    --              $   --          $      --           $  2,788
Chief Executive Officer          1998           $196,081            --                  --                 --              1,333
                                 1997           $175,000       $87,500              $   --          $ 213,890           $  1,010
Jack D. Brannon                  1999           $148,650       $    --              $   --          $      --           $     --
                                 1998           $127,755            --                  --                 --                 --
                                 1997           $115,000       $57,500              $   --          $ 140,560           $     --

Ray C. Davis (4)                 1999             $   --       $    --              $   --          $      --           $     --

Kelcy L. Warren (4)              1999             $   --       $    --              $   --          $      --           $     --


(1) Includes all before-tax contributions to the Employee 401(k) Plan.

(2) Other compensation consists solely of employer contributions to the Employee 401(k) Plan. Does not include the value of any perquisites because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for any named individual.

(3) Mr. Ramsey was the Chief Executive Officer of the Company until Septermber of 1999.

(4) Mr. Warren and Mr. Davis became Co-Chief Executive Officers of the Company in September of 1999. Mr. Warren and Mr. Davis have agreed to serve in such positions for no compensation.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth certain information with respect to options exercised by the named executive officers of the Company during fiscal 1999, and the number and value of unexercised options held by such executive officers at the end of the fiscal year.


                                                                  Number of Securities               Value of Unexercised
                                                                 Underlying Unexercised              In-The-Money Options
                                                                 at December 31, 1999                at December 31, 1999
                                                                 ----------------------              --------------------
                                   Shares
                                 Acquired on      Value
Name                              Exercise       Realized      Exercisable      Unexercisable     Exercisable      Unexercisable
---------                         --------       --------      -----------      -------------     -----------      -------------
Matthew Ramsey                            --          $--          127,126                 --              --                 --
Jack Brannon                              --          $--           56,224            105,732              --                 --
Ray Davis                                 --          $--           28,332                 --              --                 --
Kelcy Warren                              --          $--           28,332                 --              --                 --


Market value of the underlying shares of Common Stock at the date of exercise or fiscal year-end, as the case may be, minus the option exercise price and multiplied by the applicable number of shares. The last sale price for the Company's Common Stock as quoted on the American Stock Exchange on December 31, 1999, the last trading day of the fiscal year, was $0.5625.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At the close of business on May 10 , 2000, there were 29,121,211 issued and outstanding shares of the Common Stock (exclusive of 184,500 shares held in treasury) of the Company. Each holder of Common Stock is entitled to one vote per share on all matters. Only stockholders of record at the close of business on June 12, 2000, will be entitled to consent to the actions set forth July 13, 2000 herein.

         The following table sets forth certain information, as of May 1, 2000, regarding the beneficial ownership of the Company's Common Stock by (i) all persons who were known by the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) all executive officers of the Company and (iv) all the directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that the beneficial owners named below have sole voting and investment power with respect to such shares.


NAME AND ADDRESS OF                                                                         PERCENT
BENEFICIAL OWNER                                    NUMBER OF SHARES                        OF CLASS
----------------------------------          ------------------------------            ---------------------
HACL, Ltd., ..........................                  11,463,636(1)                  31.33%
a Texas Limited Partnership
2838 Woodside Street,
Dallas, TX 75206
direct

Energy Investors.......................                  4,136,364                     14.27%
a Texas Joint Venture
2838 Woodside Street,
Dallas, TX 75206
direct

Gregory & Cook, Inc. ..................                  3,037,251                     10.48%
7575 San Felipe, Suite 350,
Houston, TX 77063
direct



Charles M. Butler, III.................                    144,166(2)                     *
direct

James D. Finley........................                    148,788(3)                     *
direct and indirect

Neal A. Hawthorn.......................                      3,333(4)                     *
direct

Clifford S. Lewis......................                     94,911(5)                     *
direct and indirect

Jack D. Brannon........................                    263,000(6)                     *
direct and indirect

Don E. Smith...........................                    716,559(7)                   2.47%
direct and indirect

Richard D. Brannon.....................                  3,280,469(8)                  10.53%
direct and indirect

Ray C. Davis...........................                  1,818,408(9)                   6.02%
direct and indirect

Matthew S. Ramsey......................                    616,542(10)                  2.10%
direct and indirect

Jon P. Stephenson......................                  1,092,378(11)                  3.68%
direct and indirect

Kelcy L. Warren........................                  1,818,408(12)                  6.02%
direct and indirect

Dennis W. Estis........................                  5,370,487(13)                 18.52%
direct

All Directors and Executive Officers

as a Group (12 Persons)................                 15,980,867(14)                 45.49%


 -------------------
*        Less than 1%

(1) Includes 7,600,000 shares which may be acquired upon the exercise of presently exercisable warrants. Does not include the 4,136,364 shares of Common Stock held by Energy Investors, a Texas joint venture. HACL, Ltd. is the managing joint venturer of Energy Investors, but is obligated to vote the shares as directed by the other joint venturers (proportionately according to their interests) and HACL, Ltd. is not entitled to participate in the distribution or profits attributable to the shares until the other joint venturers receive a specified annual return on their investment in the shares.

(2) Includes 29,166 shares which may be acquired upon the exercise of presently exercisable options.

(3) Includes 3,333 shares which may be acquired upon the exercise of presently exercisable options and 145,455 share attributable to Mr. Finley's interest in Energy Investors.

(4) Includes 3,333 shares which may be acquired upon the exercise of presently exercisable options.

(5) Includes 63,332 shares which may be acquired upon the exercise of presently exercisable options, and 31,920 shares held by the 401(k) Plan and allocated to the account of Mr. Lewis. Excludes 650,000 shares owned by Hawkins Oil & Gas.

(6) Includes 23,000 shares which may be acquired upon the exercise of presently exercisable options and 240,000 shares which may be acquired upon the exercise of presently exercisable warrants.

(7) Includes [60,000] [16,666] shares which may be acquired upon the exercise of presently exercisable options, and 19,718 shares held by the 401(k) Plan and allocated to the account of Mr. Smith. Also includes 12,000 shares that Mr. Smith owns as a custodian for his children, pursuant to Uniform Gift to Minors Act.

(8) Includes 3,333 shares which may be acquired upon the exercise of presently exercisable options, 1,101,136 shares attributable to Mr. Brannon's interest in HACL, Ltd. and 2,165,999 shares which may be acquired upon the exercise of presently exercisable warrants and which are attributable to Mr. Brannon's interest in HACL, Ltd.

(9) Includes 3,333 shares which may be acquired upon the exercise of presently exercisable options, 611,742 shares attributable to Mr. Davis' interest in HACL, Ltd. and 1,203,333 shares which may be acquired upon the exercise of presently exercisable warrants and which are attributable to Mr. Davis' interest in HACL, Ltd. (10) Includes 35,000 shares which may be acquired upon the exercise of presently exercisable options, 193,182 shares attributable to Mr. Ramsey's interest in HACL, Ltd. and 388,360 shares which may be acquired upon the exercise of presently exercisable warrants and which are attributable to Mr. Ramsey's interest in HACL, Ltd.

(11) Includes 3,333 shares which may be acquired upon the exercise of presently exercisable options, 367,045 shares attributable to Mr. Stephenson's interest in HACL, Ltd. and 721,999 shares which may be acquired upon the exercise of presently exercisable warrants which are attributable to Mr. Stephenson's interest in HACL, Ltd.

(12) Includes 3,333 shares which may be acquired upon the exercise of presently exercisable options, 611,742 shares attributable to Mr. Warren's interest in HACL, Ltd. and 1,203,333 shares which may be acquired upon the exercise of presently exercisable warrants and which are attributable to Mr. Warren's interest in HACL, Ltd.

(13) Excludes 1,380,675 shares which are held by the ex-wife of the Mr. Estis. Mr. Estis disclaims beneficial ownership of such shares. Includes, 6,666 shares which may be acquired by currently exercisable options.

(14) Includes 217,165 shares which may be acquired upon the exercise of presently exercisable options, 51,638 shares held by the 401(k) Plan and allocated to the accounts of such individuals, 2,884,847 shares attributable to such persons' interests in HACL, Ltd., 5,923,024 shares which may be acquired upon the exercise of presently exercisable warrants and which are attributable to such persons' interests in HACL, Ltd. and 145,455 shares which are attributable to Mr. Finley's interest in Energy Investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September of 1999, Mr. Davis and Mr. Warren proposed merging the Company with several entities owned by Mr. Davis and Mr. Warren. A Special Committee was formed to review such transaction. The Special Committee eventually decided not to pursue such transaction.

         In September of 1999, the Company entered into a consulting agreement with Mr. Ramsey under which Mr. Ramsey gave up his rights under a change of control agreement and agreed to be paid $15,694 per month for 18 months. Mr. Ramsey has agreed to provide consulting and legal services to the Company and has agreed not to compete against the Company during the consulting term.

         On December 16, 1998, the Company, Dennis Estis, the two other shareholders who granted a proxy to Mr. Estis and certain other parties entered into a Settlement Agreement. Among other things, the Settlement Agreement (i) prohibit Mr. Estis from participating in any proxy solicitation relating to certain actions, (ii) require termination of the proxies granted to him by the two other shareholders, (iii) dismissed a lawsuit filed by Mr. Estis, (iv) released certain claims between the parties, (v) provided for a "standstill" agreement until June 30, 1999 (subject to possible extension and reinstatement as described below) prohibiting Mr. Estis from participating in enumerated actions relating to control of the Company and (vi) required the Company to reimburse Mr. Estis for certain of his out-of-pocket expenses.

         In December of 1997, the Company sold its Columbia, Mississippi, facility to Don Smith, a director of the Company. Such sale was in connection with the Company's closing of its Oklahoma City and Columbia, Mississippi facilities. The Company received approximately $316,000 in cash and realized a $11,000 loss due to the sale of such facility.

         On August 6, 1997, the Company consummated the acquisition of all of the stock ownership of Ouachita Energy Corporation and the acquisition of substantially all of the assets of two affiliated companies (LLC, partnership) (collectively referred to herein as the "Ouachita Companies") for 7.6 million shares of Common Stock and the payment in cash or assumption of debt of $24 million. Dennis Estis was the principal stockholder of the Ouachita Companies and Andy Payne served as chief financial officer of the Ouachita Companies. Following the closing of such transaction, Mr. Estis and Payne were elected to the Board of Directors of the Company. In January of 1997, the Company exchange 286,976 shares of Common Stock for the cancellation of approximately $699,000 of indebtedness owed by the Company to Mr. Estis and an affiliated company.

         On December 19, 1996, the Company consummated the sale of 8,000,000 shares of its Common Stock, and warrants which, upon satisfying certain vesting requirements, entitle the holder to purchase up to an additional 8,000,000 shares of Common Stock at a price of $.91 per share (the "Warrants"). The sales of the Common Stock and Warrants were made pursuant to the terms and conditions of the Stock Purchase Agreement dated October 16, 1996, between the Company and HACL, Ltd., a Texas limited partnership ("HACL"). All of the Warrants and 3,863,636 of the shares of Common Stock were issued to HACL and 4,136,364 shares of Common Stock were issued to HACL's designee, Energy Investors ("Energy Investors"), a Texas joint venture of which HACL is the managing joint venture partner, for aggregate consideration of $4,400,000 in cash. The general partner of HACL is Six-Dawaco, Inc., a Texas corporation, whose directors and executive officers are Ray C. Davis and Kelcy L. Warren. Ray C. Davis, Kelcy L. Warren, Matthew S. Ramsey, Richard D. Brannon and Jon P. Stephenson are each limited partners in HACL. James D. Finley is a joint venture partner in Energy Investors. In 1997, all of the Warrants vested and became exercisable.

         Pursuant to the Stock Purchase Agreement, HACL was granted the right to designate up to eight directors of the Registrant upon consummation of the transaction. Following such consummation, John B. Hawkins, Donald C. Nejedly and David J. Parsons resigned as directors of the Company, and HACL's designees, Ray
C. Davis, Kelcy L. Warren, Matthew S. Ramsey, Richard D. Brannon and Jon P. Stephenson, were elected to serve as directors. Under the terms of the Stock Purchase Agreement, the Company has agreed to hereafter include among its nominees for the Board of Directors a sufficient number of persons designated by HACL such that the percentage of directors proposed to be composed of HACL's designees is approximately proportionately equal to HACL's percentage ownership of the Company's total outstanding shares of Common Stock.

         Hawkins Oil & Gas, Inc. ("Hawkins Oil & Gas") owns 4.45% of the outstanding stock of the Company, two of the principals of Hawkins Oil & Gas, Mr. John B. Hawkins and Mr. James F. Hawkins, Jr., served as Directors of the Company in 1996 and Mr. Clifford S. Lewis, an officer and shareholder of Hawkins Oil & Gas, continues to be a director of the Company. In March of 1996, the Company and Hawkins Oil & Gas, Inc. entered into an agreement pursuant to which the sublease of office space by the Company from Hawkins Oil & Gas was terminated as of December 31, 1995; operations of certain oil and gas properties owned jointly by the Company and Hawkins Oil & Gas were transferred to the Company; and the parties agreed (i) upon the method of allocating the compensation of Mr. Lewis (who, at the time of the execution of the agreement, was servicing as a Vice President, Treasurer and Secretary of the Company) and other shared employees, (ii) to the joint access to certain geologic and production data maintained by the Company (which data the Company agreed to transfer to Hawkins Oil & Gas at no cost if the Company should sell all or substantially all of its oil and gas assets or terminate its active involvement in the business of oil and gas exploration, development and production) and computer data and facilities maintained by Hawkins Oil & Gas, (iii) to participate jointly in the administration of their respective self-insured health plans, and (iv) that the Company would have the right to participate in an oil and gas concession in Pakistan which Hawkins Oil & Gas is pursuing. By a subsequent agreement with Hawkins Oil & Gas and Messrs. John B Hawkins and James
F. Hawkins, Jr., the Company agreed to change its name from Hawkins Energy Corporation prior to January 1, 1997, and to transfer to Mr. James F. Hawkins, Jr., title to the motor vehicle that he had been using as a company vehicle while an officer and director of the Company.

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




                          OEC COMPRESSION CORPORATION
DATE:  May 14, 2000       By:  /s/ Ray C. Davis
                               -------------------------------
                               Ray C. Davis
                               Co-Chief Executive Officer, Co-Chairman of the Board


                          By:  /s/ Ray C. Davis
                               -------------------------------
                               Ray C. Davis
                               Co-Chief Executive Officer, Co-Chairman of the Board


                          By:  /s/ Jack D. Brannon
                               -------------------------------
                               Jack D. Brannon
                               Senior Vice President, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




DATE:  May 14, 2000
/s/    Ray C. Davis                          Director, Co-Chairman of the Board, Co-Chief Executive Officer
------------------------------------
       RAY C. DAVIS

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

/s/    Clifford S. Lewis                     Director
------------------------------------
       CLIFFORD S. LEWIS

/s/    Don E. Smith                          Director
------------------------------------
       DON E. SMITH

/s/    Jon P. Stephenson                     Director
------------------------------------
       JON P. STEPHENSON





                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
         Report of independent public accountants..............................................26

         Consolidated balance sheets...........................................................28

         Consolidated statements of operations.................................................29

         Consolidated statements of changes in stockholders' equity............................30

         Consolidated statements of cash flows.................................................31

         Notes to consolidated financial statements............................................32



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

         Through its acquisition of Ouachita, the Company acquired note receivables of approximately $332,000 from the former owners of Ouachita, who is now a director of the Company and another party. Interest receivable related to these notes at December 31, 1999, 1998 and 1997, was approximately $52,000, $30,000 and $9,000, respectively. Interest on these notes accrues at the rate of 6.5% and is payable when the note matures.

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

NOTE 15                     OEC COMPRESSION CORPORATION
                   SELECTED QUARTERLY UNAUDITED FINANCIAL DATA




The table below sets forth selected unaudited financial information for each quarter of the last two years:

                                              FIRST QUARTER      SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
1999
     Revenue                                     $  6,804           $  6,429           $  5,901          $   6,023
     Gross Profit                                   1,307              1,047                998              1,304
     Net Income                                        18               (175)               373                (94)
     Earnings per common share:
          Basic                                       .00               (.01)               .01                .00
          Dilutive                                    .00               (.01)               .01                .00

1998
     Revenue                                        6,133              6,560              6,499              7,050
     Gross Profit                                   1,441              1,587              1,223                460
     Net Income                                       227                351                  4               (570)
     Earnings per common share:
          Basic                                       .01                .01                .00               (.02)
          Dilutive                               $    .01           $    .01            $   .00          $    (.02)

                                  EXHIBIT INDEX


EXHIBIT
  NO.      DESCRIPTION
-------    -----------
 3.3*      Amended and Restated Bylaws ..............................

21.1*      Subsidiaries of the Registrant............................

23.1*      Consent of Independent Public Accountants.................

27*        Financial Data Schedule...................................


*Previously filed.
