Form 10-Q
period 2000-06-30
OEC COMPRESSION CORP
filed 2000-08-14
CIK 854661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE QUARTERLY PERIOD ENDED        June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM ________________________ TO  __________________.

COMMISSION FILE NUMBER      0-18205

                           OEC COMPRESSION CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Oklahoma                                        73-1345732
 (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

        2501 Cedar Springs Road, Suite 600, Dallas, Texas           75201
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


   Number of Shares of Common Stock Outstanding on June 30, 2000 - 37,060,766

           Transitional Small Business Format (Check one): Yes     ; No  X
                                                               ---      ---

                           OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS


                                                                                     PAGE
                                     PART I

FINANCIAL INFORMATION:
Item 1 - Financial Statements
         Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999..........................................3

         Consolidated Statements of Operations
           Six and Three Months Ended June 30, 2000 and 1999............................4

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999......................................5

         Notes to Consolidated Financial Statements.....................................6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....................12


                                     PART II

OTHER INFORMATION:

         Item 1 - Legal Proceedings ...................................................13
         Item 2 - Changes in Securities and Use of Proceeds ...........................13
         Item 3 - Defaults Upon Senior Securities .....................................13
         Item 4 - Submission of Matters to a Vote of Security Holders .................13
         Item 5 - Other Information ...................................................13
         Item 6 - (a) Exhibits and Reports on Form 8-K.................................13

         Signatures ...................................................................14

         Exhibit Index.................................................................15


                           OEC COMPRESSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                           2000            1999
                                                                           ----            -----
                                                                                 UNAUDITED
                                                                              (in thousands)
Current Assets:
  Cash and cash equivalents .........................................     $ 8,919        $     405
  Accounts receivable, less allowances for doubtful accounts
  of $225 and $197 in 2000 and 1999, respectively ...................       1,488            2,163
  Accounts receivable - related party ...............................         151              255
  Unbilled accounts receivable ......................................         121              119
  Prepaid Assets ....................................................         131              151
  Compressors and compressor parts inventory ........................       6,025            6,193
  Other..............................................................          70               84
                                                                        ---------        ---------
     Total current assets ...........................................      16,905            9,370

Property and equipment, less depreciation of $20,775 and $18,344 in
2000 and 1999, respectively .........................................      93,953           95,093
Interest receivable - related party .................................          63               52
Notes receivable - related party ....................................         332              332
Goodwill and other intangibles, net of amortization of
  $1,230 in 2000 and $960 in 1999 ...................................       1,321            1,544
Other assets.........................................................           1                2
                                                                        ---------        ---------
     Total assets ...................................................   $ 112,575        $ 106,393
                                                                        =========        =========
Current Liabilities:
  Accounts payable and accrued liabilities ..........................   $   3,540        $   5,324
  Accounts payable - related party ..................................          28               12
  Current portion of capital lease obligations ......................         201              195
  Current portion of long term debt .................................       3,483            2,918
                                                                        ---------        ---------
     Total current liabilities ......................................       7,252            8,449

Long-term debt ......................................................      57,653           58,381
Capital lease obligations ...........................................       1,006            1,107
Deferred income taxes ...............................................      10,164            9,802
                                                                        ---------        ---------
     Total Liabilities ..............................................      76,075           77,739

Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued ....................................        --               --
  Common stock, $.01 par value, 60,000,000 shares
  Authorized, 37,381,211 shares issued, and 37,060,766 28,986,711
shares outstanding in 2000 and 1999 .................................         373              291
 Additional paid-in capital .........................................      39,039           31,841
 Accumulated deficit ................................................      (2,644)          (3,210)
 Treasury stock, at cost (320,445 and 184,500 shares in 2000 and 1999
respectively).......................................................         (268)            (268)
                                                                        ---------        ---------
 Total stockholders' equity .........................................      36,500           28,654
                                                                        ---------        ---------

 Total Liabilities and Stockholders' Equity .........................   $ 112,575        $ 106,393
                                                                        =========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,      JUNE 30,          JUNE 30,         JUNE 30,
                                                                   ---------     ---------         --------         --------
                                                                      2000         1999              2000              1999
                                                                   ---------     ---------         --------         --------
                                                                   (In thousands, except per share amounts)
Revenues:
  Compressor rentals, service and treating fees.................   $   5,410         5,603          $ 11,198         $ 11,630
  Compressor sales and re-manufacturing.........................          44           127               101              204
  Oil & gas sales...............................................          --           699                --            1,399
                                                                   ---------     ---------          --------         --------
     Total revenues.............................................       5,454         6,429            11,299           13,233
                                                                   ---------     ---------          --------         --------

Expenses:
  Costs - Compressor rentals, service and treating.............        2,059         2,318             4,171            4,877
  Costs - compressor sales and re-manufacturing...............            34           100                57              128
  Operating costs - oil and gas................................           --           248                --              475
  Depreciation, depletion and amortization.....................        1,462         1,668             2,902            3,325
  General and administrative...................................          651         1,048             1,179            2,074
                                                                   ---------     ---------          --------         --------
     Total expenses............................................        4,206         5,382             8,309           10,879
                                                                   ---------     ---------          --------         --------

Income from operations.........................................        1,248         1,047             2,990            2,354
                                                                   ---------     ---------          --------         --------

Other income (expense):
  Gain on sale of assets.......................................            7             9               738               22

  Interest income and other....................................           29            38                38               72
  Interest expense.............................................       (1,402)       (1,322)           (2,838)          (2,592)
  Minority interest............................................           --           (44)               --              (88)
                                                                   ---------     ---------          --------         --------
                                                                      (1,366)       (1,319)           (2,062)          (2,586)
                                                                   ---------     ---------          --------         --------
Income (loss) before income taxes..............................         (118)         (272)              928             (232)

Income tax benefit (expense)...................................           40            97              (362)              75
                                                                   ---------     ---------          --------         --------
Net (loss) income..............................................    $     (78)         (175)         $    566         $   (157)
                                                                   =========     =========          ========         ========
Basic and dilutive net income (loss) per common share              $     .00          (.01)         $    .02         $   (.01)
                                                                   =========     =========          ========         ========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                   2000                    1999
                                                                                   ----                    ----
                                                                                          (In thousands)
Cash flows from operating activities:
  Net income (loss).........................................................   $     566               $   (157)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization..................................        2,902                  3,325
  Deferred income taxes.....................................................          362                    (75)
  Minority interest in results of oil and gas operations....................           --                     88
  Gain on sale of assets....................................................        (738)                    --
  Other.....................................................................           --                      6

Changes in operating assets and liabilities:
  Accounts and notes receivable............................................           766                    821
  Compressor and compressor parts inventory................................           168                    (48)
  Accounts payable and accrued liabilities.................................        (1,768)                   765
  Other....................................................................            65                    124
                                                                                ---------              ---------
    Net cash provided (used) by operating activities.......................         2,323                  4,849
                                                                                ---------              ---------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment...........................        (2,790)                (6,674)
  Proceeds from disposition of assets......................................            36                    127
  Proceeds from sale of 50% of gas treating assets                                  2,000                     --
  Additions to oil and gas properties......................................            --                   (108)
  Increase in goodwill and other assets....................................           (46)                   (23)
                                                                                ---------              ----------
     Net cash provided (used) in investing activities......................          (800)                (6,678)
                                                                                ---------              ----------

Cash flows from financing activities:
  Proceeds of long-term debt..............................................              6                  2,479
  Sale of common stock....................................................          7,280                     --
  Payments on long-term debt..............................................           (200)                  (466)
  Payments on capital lease obligations...................................            (95)                  (184)
                                                                                ---------              ----------
     Net cash provided (used) by financing activities.....................          6,991                  1,829
                                                                                ---------              ---------

Net increase in cash and cash equivalents..................................         8,514                     --

Cash and cash equivalents, beginning of period.............................           405                      7
                                                                                ---------              ---------

Cash and cash equivalents, end of period...................................     $   8,919              $       7
                                                                                =========              =========

Supplemental disclosure of cash flow information:
  Interest paid............................................................     $   2,967              $   2,430
                                                                                =========              =========
  Income taxes paid........................................................     $       -              $      --
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

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ouachita Energy Corporation ("Ouachita"), Equity Leasing Corporation and Sunterra Energy Corporation ("Sunterra"). All intercompany transactions have been eliminated.

         In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of June 30, 2000, and the results of its operations and cash flows for the periods ended June 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

         The financial statements should be read in conjunction with the Company's Form 10-K for the year-ended December 31, 1999. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT

                                                                       JUNE 30, 2000            DECEMBER 31,1999
                                                                       -------------            ----------------
                                                                                    (In thousands)
Land and building.......................................               $    1,939                     $  1,938
Compressor equipment  and gas plant.....................                  110,675                      109,401
Other equipment.........................................                    2,114                        2,098
                                                                       ----------                     --------
                                                                          114,728                      113,437
Less accumulated depreciation...........................                   20,775                       18,344
                                                                       ----------                     --------
Net property and equipment..............................               $   93,953                     $ 95,093
                                                                       ==========                     ========


NOTE 3           TRANSACTIONS WITH RELATED PARTIES

          The Company transacts business with certain companies, which are directly controlled by members of the Company's Board of Directors and employees. The terms of these transactions are equivalent to the terms of transactions conducted with non-related parties.


NOTE 4           COMMITMENTS

          The Company leases compressor equipment under contracts with terms ranging from month to month to six years. The future revenues to be received under contracts at June 30, 2000 are $3.1 million, $3.2 million, $1.6 million, $880,000 and $7,000 in 2000, 2001, 2002, 2003 and 2004, respectively.

NOTE 5           EARNINGS PER SHARE

          Earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and dilutive EPS computations:


                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                       2000              1999              2000             1999
                                                       ----              ----              ----             ----
                                                               (in thousands, except per share amounts.)
Basic:
    Net income (loss)                                   $    (78)        $    (175)          $    566        $   (157)
    Common stock                                          30,658            28,987             29,822          29,066
                                                        --------         ---------           --------        ---------

Basic Earnings (loss) Per Share                         $     --         $    (.01)          $    .02        $   (.01)
                                                        ========         =========           ========        =========

Effect of dilutive securities:
    Warrants                                                  --                --                 --              --
    Common stock options                                      --                --                 50              --
                                                        --------         ---------           --------        ---------
                                                              --                --                 50              --

Dilutive:
    Net income (loss)                                   $    (78)        $    (175)          $    566        $   (157)
    Common stock and dilutive securities                  30,658            28,987             29,872          29,066
                                                        --------         ---------           --------        ---------

Dilutive Earnings (loss) Per Share                      $     --         $    (.01)          $    .02        $   (.01)
                                                        ========         =========           ========        =========


NOTE 6          SUBSEQUENT EVENTS

         In May 2000, three members of the Company's board of directors, Dennis
W. Estis, Charles M. Butler, III and Don Smith ("The Estis Group"), filed proxy materials to solicit votes from the Company's shareholders to elect an alternative slate of directors in lieu of the directors nominated by the Company's board of directors. On July 13, 2000, the Company held its annual shareholders' meeting at which was present, in person or by proxy, 65% of the Company's issued and outstanding shares. 98% of the shares present voted in favor of the Company's slate of directors, which will serve for a one-year term. No votes were cast for the Estis Group's slate of directors. Messer's Estis, Butler and Smith are no longer directors of the Company.

         On July 17, 2000, the Company and Hanover Compressor Company ("Hanover") announced the two companies had executed a definitive merger agreement under which Hanover will acquire the Company in an all-stock transaction. Under the terms of the merger agreement, the Company's common stock will be valued at $1.00 per share on the closing date of the merger. The Company's shares being acquired will be exchanged for newly issued Hanover Common shares equal to the average of the closing price for Hanover common shares for the 20 day trading period ending two days prior to the merger. The conversion ratio is subject to a Hanover share price floor and ceiling of $30.00 and $32.50, respectively. The merger which is subject to approval by the Company's shareholders and approval by Hanover's management is expected to be completed before mid-October 2000.

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

RESULTS OF OPERATIONS

2ND QUARTER, 2000 VERSUS 2ND QUARTER, 1999

         Gas compressor rentals, service and treating fees of $5.4 million for the three months ended June 30, 2000 ("QTR-2000") represented a 3% reduction from that achieved in the three months ended June 30, 1999 ("QTR-1999"). QTR-2000 average deployed compression horsepower declined 2% from comparative QTR-1999 levels; however, the average size of a unit, determined by horsepower increased 13%. Typically, compression rental and service rates per horsepower are inversely related to compressor unit size due to economies of scale achieved in operating costs as unit size increases. The slight decline in rental service and treating fees was more than offset by an 11% decline, from QTR-1999 levels, in the associated direct operating costs to $2.1 million. The comparative period cost reduction was due to 1) the previously described economies of scale in cost structure from deploying larger horsepower equipment and 2) a continued focus on cost structure efficiencies in the Company's field operations. As a result, the Company's gas compressor rental, service and treating operations generated a gross profit (revenues less direct expense) of $3.4 million for QTR-2000 versus QTR-1999's $3.3 million. QTR-2000's and QTR-1999's gross profit margins (gross profit divided by revenue) were 62% and 59%, respectively, for the rental, service and treating operations.

         QTR-2000 compressor sales and remanufacturing revenues decreased 65% from QTR-1999 levels to $44,000. Associated costs of goods sold fell 66% to $34,000. The Company continues to de-emphasize this line of business in favor of the higher margin rental, service and treating business.

         Oil and gas sales and the associated production costs fell to $0 in QTR-2000 as a result of the July 1999 sale of 100% of the Company's equity interest in Sunterra Petroleum, L.L.C. The Company exited the oil and gas exploration and production business with the Sunterra sale in order to focus on the Company's core compression operations.

         QTR-2000's total depreciation, depletion and amortization declined $200,000 (-12%) from QTR-1999 levels to $1.46 million. Compression and treating equipment depreciation declined $77,000 (-6%) as result of the transition to larger horsepower equipment. Oil and gas depletion ($158,000 in QTR-1999) was eliminated as a result of the previously described Sunterra sale. Other depreciation and amortization costs increased $27,000 to $158,000 reflecting the incremental amortization costs of a non-compete agreement entered into with a former officer of the Company.

         QTR-2000 general and administrative expense ("G&A") decreased $397,000 (-38%) from QTR-1999 levels. The decrease reflected the Company's continued focus on expense controls. The bulk of the G&A reduction was achieved through reductions in personnel. QTR-2000 G&A expense also includes an estimated $100,000 in legal, professional and other expenses associated with 1) the Company's response to a shareholders' proxy solicitation

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED) instigated by three dissident directors of the Company and 2) costs associated with the Company's support of the Investment bank, hired in February 2000, in its efforts to market the Company (see Note 6, Subsequent Events).

         The improved gross profit margins in the Company's core gas compression rental, service and treating operations, coupled with the reduced depreciation and G&A expenses more than offset the loss of the income from the sold oil and gas operations. As a result, QTR-2000 income from operations increased $201,000 (19%) from QTR-1999 levels to $1.25 million. QTR-2000 interest expense rose $80,000 (6%) from QTR-1999 levels, reflecting the overall increase in interest rates from period to period. The improved income from operations, somewhat offset by the increased interest expense, reduced the QTR-2000 period's pretax loss to $118,000 as compared to QTR-1999's pretax loss of $272,000. Adjusted for generated tax benefits, the net loss for QTR-2000 was $78,000 versus a $175,000 loss for QTR-1999.


6 MONTHS ENDED JUNE 30, 2000 VERSUS 6 MONTHS ENDED JUNE 30, 1999

         Gas compressor rentals, service and treating fees of $11.2 million for the six months ended June 30, 2000 ("6 Mo.-2000") represented a 4% reduction from that achieved in the six months ended June 30, 1999 ("6 Mo.-1999"). 6 Mo.-2000 average deployed compression horsepower declined 3% from comparative 6 Mo.-1999 levels; however, the average size of a unit, determined by horsepower, increased 10%. Typically, compression rental and service rates per horsepower are inversely related to compressor unit size due to economies of scale achieved in operating costs as unit size increases. The slight decline in rental service and treating fees was more than offset by an 15% decline, from 6 Mo.-1999 levels, in the associated direct operating costs to $4.2 million. The comparative period cost reduction was due to 1) the previously described economies of scale in cost structure from deploying larger horsepower equipment and 2) a continued focus on cost structure efficiencies in the Company's field operations. As result, the Company's gas compressor rental, service and treating operations generated a gross profit (revenues less direct expense) of $7.0 million for 6 Mo.-2000 versus 6 Mo.-1999's $6.75 million. 6 Mo.-2000's and 6 Mo.-1999's gross profit margins (gross profit divided by revenue) were 62% and 58%, respectively, for the rental, service and treating operations.

         6 Mo.-2000 compressor sales and remanufacturing revenues decreased 50% from 6 Mo.-1999 levels to $100,000. Associated costs of goods sold fell 55% to $57,000. The Company continues to de-emphasize this line of business in favor of the higher margin rental, service and treating business.

         Oil and gas sales and the associated production costs fell to $0 in 6 Mo.-2000 as a result of the July, 1999 sale of 100% of the Company's equity interest in Sunterra Petroleum, L.L.C. The Company exited the oil and gas exploration and production business with the Sunterra sale in order to focus on the Company's core compression related operations.

         6 Mo.-2000's total depreciation, depletion and amortization declined $400,000 (-13%) from 6 Mo.-1999 levels to $2.9 million. Compression and treating equipment depreciation declined $95,000 (-4%) as result of the transition to larger horsepower equipment. Oil and gas depletion ($330,000 in QTR-1999) was eliminated as a result of the previously described Sunterra sale. Other depreciation and amortization costs remained unchanged from 6 Mo.-1999 levels.

         6 Mo.-2000 general and administrative expense ("G&A") decreased $900,000 (-43%) from 6 Mo.-1999 levels. The decrease reflected the Company's continued focus on expense controls. The bulk of the G&A reduction was achieved through reductions in personnel. 6 Mo.-2000 G&A expense also includes an estimated $120,000 in legal, professional and other expenses associated with 1) the Company's response to a shareholder proxy solicitation instigated by three dissident directors of the Company and 2) costs associated with the Company's support of the investment bank, hired in February 2000, in its efforts to market the Company (see Note 6, Subsequent Events).

         The improved gross profit margins in the Company's core gas compression rental, service and treating operations, coupled with the reduced depreciation and G&A expenses more than offset the loss of the income from the sold oil and gas operations. As a result, 6 Mo.-2000 income from operations increased $640,000 million (27%) from 6 Mo.-1999 levels to $3.0 million. QTR-2000 interest expense rose $246,000 (9%) from QTR-1999 levels, reflecting the overall increase in interest rates from period to period.

         In February 2000, the Company sold a 50% undivided interest in the Will-O-Mills gas treating plant for cash proceeds of $2 million. The sale generated a gain-on-sale of $738,000 during the first quarter of 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The improved income from operations and the described treating plant sale gain, somewhat offset by the increased interest expense, generated pretax income $928,000 as compared to 6 Mo.-1999's pretax loss of $232,000. Adjusted for income tax expense, 6 Mo.-2000 net income was $566,000 versus a $157,000 loss for 6 Mo.-1999.

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2000, the Company has in place a $40 million senior credit facility with a major international bank. The facility is a borrowing base revolver effective through July 2001, due in full on July 31, 2001. The June 30, 2000 borrowing base is $47.6 million but is limited to the $40 million commitment that reduces by $150,000 per month beginning in July 2000. The credit facility is collateralized by substantially all of the assets of the Company. On June 30, 2000, the senior credit facility's outstanding balance was $39.8 million.

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

         Covenants related to the debt agreements include the maintenance of specific levels of working capital, tangible net worth, and various debt service ratios, as defined by the agreements. At June 30, 2000, the Company was out of compliance with certain financial covenants with two of its credit facilities. The non-compliance was waived by the lending institutions. Further, the debt agreements prohibit the payment of dividends, limit the Company's repurchase of its own stock, and restrict new borrowings.

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

         On June 12, 2000, the Company's Co-Chief Executive Officers and Chief Financial Officer exercised a warrant, issued by the Company in December 1996, for 8 million shares of the Company's common stock at an exercise price of $0.91 per share. The Company received cash proceeds of $7.28 million upon the warrant exercise. The Company has invested the cash in short-term liquid investments.

         In July 1999, the Company sold approximately 5,000 horsepower of idle compression equipment (approximately 2% of the total fleet) in a single transaction for $2 million. The purchase and sale agreement contains put and call features that permit 1) the Company to repurchase, at its option, ("Call") the equipment by the end of 1999 at cost, and 2) the purchaser to ("Put") the equipment back to the Company and recover the purchase price plus accrued interest at 10%. The Put and Call features, which were to expire on December 31, 1999, have been extended by mutual agreement of the Company and the purchaser to August 30, 2000. On July 17, 2000, the Company announced that it had executed a definitive merger agreement with Hanover Compressor Company (see Note 6), the purchaser of the equipment. The merger is expected to close by mid-October 2000. The Company expects that the existing terms of the equipment purchase and sale agreement will be extended until the merger's completion. Regardless, the Company has sufficient cash reserves to pay-off the note. The Company has treated the transaction as a loan for accounting purposes until such time as the put and call features have either been exercised or expire. To that end, the $2 million sale is carried as a $2 million current note payable at June 30, 2000.

         Net cash provided by operating activities decreased to $2.3 million in the first six months, ending June 30, 2000 from $4.8 million in the comparable six months of 1999 primarily due to a $1.8 million reduction in accounts payable and accrued liabilities as well as the backing out of the $738,000 gain on asset sale from the previously described

February,2000 sale of a 50% interest in the Will-O-Mills gas treating plant. Net cash used in investing activities fell from 1999's $6.7 million to 2000's $800,000. The causes were 1) a $3.9 million reduction in capital expenditure levels for acquisitions to and enhancements of the Company's compressor fleet and 2) the $2 million cash proceeds from the previously described February 2000 Sunterra transaction. Net cash provided by financing activities increased from 1999's $1.8 million to 2000's $7.0 million due primarily to the $7.28 million in cash proceeds received from the previously described June 12, 2000 stock warrant exercise.

         At June 30, 2000, the Company had current assets of $16.9 million and current liabilities of $7.3 million. The Company is effectively fully advanced on its senior credit facility and does not have access to the borrowing base above the current $39.7 million commitment (as of August 8, 2000) unless additional lenders are recruited into the credit facility. Given the planned Hanover merger (see Note 6), the Company has no plans to recruit additional lenders at this time. Further, as of June 30, 2000, the Company possesses $8.9 million in cash reserves which management believes is sufficient, along with cash from operations, to support working capital and capital investments through completion of the Hanover merger(See Note 6 - Subsequent Events).

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

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company had used derivative financial instruments such as commodity futures agreements to hedge against fluctuations in oil and gas prices. Gains and losses on these derivative instruments are recorded as adjustments to oil and gas sales. The Board of Directors of the Company have adopted a policy governing the use of derivative instruments which requires that all derivatives used by the Company relate to an anticipated transaction and prohibits the use of speculative or leveraged derivatives. As of June 30, 2000, the Company did not have any derivative financial instruments.

INTEREST RATE RISK

         Total debt at June 30, 2000, included $16 million of fixed rate debt and $45 million of floating-rate debt attributed to borrowings. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate would be less than $400,000.

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

ITEM 5.   OTHER INFORMATION

          On July 13, 2000, the Company entered into an Agreement & Plan of Merger with Hanover Compressor Company . Under the terms of the merger agreement, the OEC common stock will be valued at $1.00 per share on the closing date of the merger. The OEC shares being acquired will be exchanged for newly issued Hanover common shares equal to the average of the closing price for Hanover common shares for the 20-day period ending 2 days prior to the merger. The conversion ratio is subject to a Hanover share price floor and ceiling of $30.00 and $32.50, respectively. The transaction is subject to approval by the OEC's shareholders and required regulatory approvals. The transaction is expected to close by mid-October 2000.

ITEM 6.   EXHIBITS

          (a)    Exhibits:

                 Exhibit
                   No.                       Description
                   --                        ------------
                   27                    Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OEC COMPRESSION CORPORATION



DATE: August 10, 2000            By: /s/ Kelcy L. Warren
                                     ----------------------------------------
                                       KELCY L. WARREN
                                       Co-Chief Executive Officer

DATE: August 10, 2000             By: /s/ Ray C. Davis
                                     ----------------------------------------
                                       RAY C. DAVIS
                                       Co-Chief Executive Officer


DATE: August 10, 2000             By: /s/ Jack D. Brannon
                                     ----------------------------------------
                                      JACK D. BRANNON
                                      Senior Vice President and Chief
                                      Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
 NO.                 DESCRIPTION
-------              ------------
27               Financial Data Schedule