Form 10-Q
period 2000-09-30
OEC COMPRESSION CORP
filed 2000-11-20
CIK 854661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                              -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO _________________________.

COMMISSION FILE NUMBER      0-18205
                       -----------------

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





 Number of Shares of Common Stock Outstanding on September 30, 2000 - 37,060,766

           Transitional Small Business Format (Check one): Yes    ; No X
                                                               ---    ---

                           OEC COMPRESSION CORPORATION
                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

                                     PART I

FINANCIAL INFORMATION:

Item 1 - Financial Statements
         Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999.........................3

         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2000 and 1999..........4

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999....................5

         Notes to Consolidated Financial Statements.........................6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk........12


                                     PART II

OTHER INFORMATION:

         Item 1 - Legal Proceedings .......................................13
         Item 2 - Changes in Securities and Use of Proceeds ...............13
         Item 3 - Defaults Upon Senior Securities .........................13
         Item 4 - Submission of Matters to a Vote of Security Holders .....13
         Item 5 - Other Information .......................................13
         Item 6 - (a) Exhibits and Reports on Form 8-K.....................14

         Signatures .......................................................15

         Exhibit Index.....................................................16


                           OEC COMPRESSION CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                2000            1999
                                                                                ----            ----
                                                                                     UNAUDITED
                                                                                   (in thousands)
Current Assets:
  Cash and cash equivalents ................................................   $   8,689    $     405
  Accounts receivable, less allowances for doubtful accounts
    of $225 and $197 in 2000 and 1999, respectively ........................       1,366        2,163
  Accounts receivable - related party ......................................         131          255
  Unbilled accounts receivable .............................................         300          119
  Prepaid Assets ...........................................................         146          151
  Compressors and compressor parts inventory ...............................       6,298        6,193
  Other ....................................................................          75           84
                                                                               ---------    ---------
     Total current assets ..................................................      17,005        9,370

Property and equipment, less depreciation of $22,053 and $18,344 in
  2000 and 1999, respectively ..............................................      93,798       95,093
Interest receivable - related party ........................................          68           52
Notes receivable - related party ...........................................         332          332
Goodwill and other intangibles, net of amortization of
  $1,389 in 2000 and $960 in 1999 ..........................................       1,186        1,544
Other assets ...............................................................           1            2
                                                                               ---------    ---------
     Total assets ..........................................................   $ 112,390    $ 106,393
                                                                               =========    =========

Current Liabilities:
  Accounts payable and accrued liabilities .................................   $   4,086    $   5,324
  Accounts payable - related party .........................................        --             12
  Current portion of capital lease obligations .............................         205          195
  Current portion of long term debt ........................................      41,367        2,918
                                                                               ---------    ---------
     Total current liabilities .............................................      45,658        8,449

Long-term debt .............................................................      19,315       58,381
Capital lease obligations ..................................................         954        1,107
Deferred income taxes ......................................................      10,092        9,802
                                                                               ---------    ---------
     Total Liabilities .....................................................      76,019       77,739


Stockholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued ..........................................        --           --
  Common stock, $.01 par value, 60,000,000 shares
  Authorized, 37,381,211 shares issued, and 37,060,766 28,986,711
   shares outstanding in 2000 and 1999 .....................................         373          291
 Additional paid-in capital ................................................      39,039       31,841
 Accumulated deficit .......................................................      (2,773)      (3,210)
 Treasury stock, at cost (320,445 and 184,500 shares in 2000
   and 1999 respectively) ..................................................        (268)        (268)
                                                                               ---------    ---------
 Total stockholders' equity ................................................      36,371       28,654
                                                                               ---------    ---------
 Total Liabilities and Stockholders' Equity ................................   $ 112,390    $ 106,393
                                                                               =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                                     -------------  -------------   -------------  -------------
                                                                        2000             1999           2000           1999
                                                                     -------------  ------------    -------------  -------------
                                                                               (In thousands, except per share amounts)
Revenues:
  Compressor rentals, service and treating fees ...................   $   5,275          5,819           $  16,473     $  17,484
  Compressor sales and re-manufacturing ...........................          97             82                 198           286
  Oil & gas sales .................................................          --             --                  --         1,399
                                                                     ----------     ----------           ---------    ----------
     Total revenues ...............................................       5,372          5,901              16,671        19,169
                                                                     ----------     ----------           ---------    ----------

Expenses:
  Costs - Compressor rentals, service and treating ................       1,597          2,475               5,767         7,358
  Costs - compressor sales and re-manufacturing ...................          51             59                 108           180

  Operating costs - oil and gas ...................................          --             --                  --           510
  Depreciation, depletion and amortization ........................       1,457          1,504               4,360         4,829
  General and administrative ......................................         579            865               1,759         2,939
                                                                     ----------     ----------           ---------    ----------
     Total expenses ...............................................       3,684          4,903              11,994        15,816
                                                                     ----------     ----------           ---------    ----------
Income from operations ............................................       1,688            998               4,677         3,353
                                                                     ----------     ----------           ---------    ----------

Other income (expense):
  Merger related and employee retention expense ...................        (608)            --                (608)           --
  Gain on sale of assets ..........................................          10            313                 748           335
  Interest income and other .......................................         135              7                 173            78
  Interest expense ................................................      (1,426)        (1,323)             (4,263)       (3,915)
  Minority interest ...............................................          --             --                  --           (88)
                                                                     ----------     ----------           ---------    ----------
                                                                         (1,889)        (1,003)             (3,950)       (3,590)
                                                                     ----------     ----------           ---------    ----------

Income (loss) before income taxes .................................        (201)            (5)                727          (237)

Income tax benefit (expense) ......................................          72            378                (290)          454
                                                                     ----------     ----------           ---------    ----------


Net (loss) income .................................................  $     (129)    $      373           $     437    $      217
                                                                     ==========     ==========           =========    ==========

Basic and dilutive net income (loss) per common share .............  $      .00     $      .01           $     .01    $      .01
                                                                     ==========     ==========           =========    ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           OEC COMPRESSION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2000       1999
                                                                           -------    -------
                                                                            (In thousands)
Cash flows from operating activities:
  Net income (loss) ................................................      $   437    $   217
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .........................        4,360      4,784
  Deferred income taxes ............................................          290       (454)
  Minority interest in results of oil and gas operations ...........           --         88
  Gain on sale of assets ...........................................         (748)        --
  Other ............................................................           --         --

Changes in operating assets and liabilities:
  Accounts and notes receivable ....................................          724        677
  Compressor and compressor parts inventory ........................         (105)       300
  Accounts payable and accrued liabilities .........................       (1,249)         6
  Other ............................................................           55      1,384
                                                                          -------    -------
    Net cash provided (used) by operating activities ...............        3,764      7,002
                                                                          -------    -------

Cash flows from investing activities:
  Acquisitions of compressor and other equipment ...................       (3,978)    (9,217)
  Proceeds from disposition of assets ..............................           90        954
  Proceeds from sale of 50% of gas treating assets .................        2,000         --
  Additions to oil and gas properties ..............................           --       (108)
  Increase in goodwill and other assets ............................          (71)        20
                                                                          -------    -------
     Net cash provided (used) in investing activities ..............       (1,959)    (8,351)
                                                                          -------    -------

Cash flows from financing activities:
  Proceeds of long-term debt .......................................            6      2,477
  Sale of common stock .............................................        7,280         --
  Payments on long-term debt .......................................         (664)      (469)
  Payments on capital lease obligations ............................         (143)      (266)
                                                                          -------    -------
     Net cash provided (used) by financing activities ..............        6,479      1,742
                                                                          -------    -------

Net increase in cash and cash equivalents ..........................        8,284        393

Cash and cash equivalents, beginning of period .....................          405          7
                                                                          -------    -------

Cash and cash equivalents, end of period ...........................      $ 8,689    $   400
                                                                          =======    =======

Supplemental disclosure of cash flow information:
  Interest paid ....................................................      $ 4,263    $ 3,915
                                                                          =======    =======
  Income taxes paid ................................................      $    --    $    --
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

      In the opinion of the Company, the accompanying financial statements contain all adjustments necessary (all of which are of a normal recurring nature) to present fairly the financial position of OEC Compression Corporation and its wholly owned subsidiaries as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

      The financial statements should be read in conjunction with the Company's Form 10-K for the year-ended December 31, 1999. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2   PROPERTY AND EQUIPMENT


                                                      SEPTEMBER 30, 2000   DECEMBER 31,1999
                                                      ------------------   ----------------
                                                                   (In thousands)
Land and building ....................................     $  1,939            $  1,938
Compressor equipment  and gas plant ..................      111,776             109,401
Other equipment ......................................        2,136               2,098
                                                           --------            --------
                                                            115,851             113,437
Less accumulated depreciation ........................       22,053              18,344
                                                           --------            --------
Net property and equipment ...........................     $ 93,798            $ 95,093
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

NOTE 4    COMMITMENTS

      The Company leases compressor equipment under contracts with terms ranging from month to month to six years. The future revenues to be received under contracts at September 30, 2000 are $2.1 million, $3.5 million, $1.6 million, $854,000 and $7,000 in 2000, 2001, 2002, 2003 and 2004, respectively.

NOTE 5    EARNINGS PER SHARE

      Earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period.

The following is a reconciliation of basic and dilutive EPS computations:


                                                             THREE MONTHS         NINE MONTHS
                                                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                           2000       1999       2000      1999
                                                           ----       ----       ----      ----
                                                         (in thousands, except per share amounts.)
Basic:
    Net income (loss) ................................   $   (129)  $    373   $    437   $    217
    Common stock .....................................     37,061     28,987     32,253     29,040
                                                         --------   --------   --------   --------

Basic Earnings (loss) Per Share ......................   $     --   $    .01   $    .01   $    .01
                                                         ========   ========   ========   ========

Effect of dilutive securities:
    Warrants .........................................         --      1,135         --      1,135
    Common stock options .............................         --         97         71         97
                                                         --------   --------   --------   --------
                                                               --      1,232         71      1,232

Dilutive:
    Net income (loss) ................................   $   (129)   $   373   $    437   $    217
    Common stock and dilutive securities .............     37,061     30,219     32,324     30,272
                                                         --------   --------   --------   --------

Dilutive Earnings (loss) Per Share ...................   $    .00    $   .01   $    .01   $    .01
                                                         ========   ========   ========   ========


NOTE 6   MERGER WITH HANOVER COMPRESSION

      On July 17, 2000, the Company and Hanover Compressor Company ("Hanover") announced the two companies had executed a definitive merger agreement under which Hanover will acquire the Company in an all-stock transaction. Under the terms of the merger agreement, the Company's common stock will be valued at $1.00 per share on the closing date of the merger. The Company's shares being acquired will be exchanged for newly issued Hanover Common shares equal to the average of the closing price for Hanover common shares for the 20 day trading period ending two days prior to the merger. The conversion ratio is subject to a Hanover share price floor and ceiling of $30.00 and $32.50, respectively. One of the conditions to the consummation of the proposed merger between OEC and Hanover is the approval of the OEC shareholders of such merger. Under Securities and Exchange Commission rules, this approval must be done at a special meeting of the shareholders of OEC following delivery of a merger proxy and registration statement for the Hanover common stock to be issued to the OEC shareholders in the merger. In September of 2000, Hanover acquired the Dresser-Rand Compression Services Division ("DRCS") from Ingersoll-Rand Company and under SEC rules, the registration/proxy statement needed to include audited financial statements of DRCS and certain pro forma financial statements. The required DRCS audit was just recently completed. Hanover and OEC expect to file a proxy/registration statement shortly and to consummate the merger in either December of 2000 or early 2001.

Due to the delay in filing the proxy/registration statement, on November 14 2000, the Company's Board of Directors and Hanover agreed to (i) extend the outside date for closing the merger from January 15, 2001 to March 1, 2001,(ii) agreed that actions and events that have occurred prior to November 14, 2000 are not material adverse changes under the Merger Agreement, (iii) change the definition of material adverse change in the merger agreement such that changes in the financial performance or condition of the Company will not be grounds for Hanover refusing to close the merger, and

(iv) eliminated the requirement that the Company have in place an agreement for one of the Company's lenders to cancel certain warrants prior to the closing of the merger.

Given the extended delay in closing the proposed merger of the Company and/ Hanover, on November 14, 2000 the Company's board of Directors and Hanover agreed to enter into a management agreement whereby Hanover will assume management responsibilities for the Company's shop and field operations through completion of the merger. Hanover will receive monthly compensation under the agreement of $900,000 effective beginning in October of this year.
 . The Company's senior management will continue to oversee all marketing, administrative, accounting and financial operations as well as oversight of the Company's shop and field management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

RESULTS OF OPERATIONS

3RD QUARTER, 2000 VERSUS 3RD QUARTER, 1999

Gas compressor rentals, service & treating fees of $5.3 million for the three months ended September 30, 2000 ("QTR-2000") represented a 9% reduction from that achieved in the three months ended September 30, 1999 ("QTR-1999"). The February, 2000 sale of a 50% undivided interest in the Will-o-Mills gas treating plant accounted for approximately a third of the revenue decline. The balance was due to a slight drop in the average amount of compression horsepower deployed during QTR-2000 and a slight increase in the average unit size of a deployed unit. Regarding the latter, compression rental rates and, in general, operating costs, on a per horsepower basis is inversely related to unit size. The decline in rental service and treating fees was more than offset by a 35% decline, from QTR-1999 levels, in the associated direct operating costs to $1.6 million. The comparative period cost reduction was due to 1) the previously described economies of scale in cost structure from deploying larger horsepower equipment, and 2) continued focus on cost structure efficiencies in the Company's field operations. As a result, the Company's gas compressor rentals, service and treating operations generated a gross profit (revenues - direct expense) of $3.7 million for QTR-2000 versus QTR-1999's $3.3 million, a 12% improvement. QTR-2000's and QTR-1999's gross margins for these operations (gross profit divided by revenue) were 69% and 58%, respectively.

QTR-2000 compressor sales and remanufacturing revenues increased 18% from QTR-1999 levels to $97,000. The associated cost of goods sold fell 14% from QTR-1999 levels to $51,000. As a result the gross profit from these operations rose 100% from QTR-1999 levels to $46,000. The gross margin improved to 47% from QTR-1999's 28%.

Depreciation and amortization costs remained virtually unchanged from QTR-1999 levels at $1.5 million.

QTR-2000's selling, general and administrative expense ("G&A") fell 33% from QTR-1999 levels to $.579 million. The decrease reflected the Company's continued focus on expense controls. The bulk of the G&A reduction was achieved through personnel reductions.

The Company's improved cost structure in both its field operations and selling / administration more than offset QTR-2000's revenue decline from the comparative quarter. As a result, Income from Operations rose $690,000 (69%) from QTR-1999 levels to $1.7 million. Cashflow, defined here as earnings before interest, taxes, depreciation, amortization and non-recurring expenses (commonly referred to as "EBITDA"), rose $643,000 (26%) from QTR-1999's performance level to $3.1 million.

Interest income for QTR-2000 of $135,000 represents a $128,000 increase over QTR-1999 levels and is due to the increase in short-term cash investments held by the Company during QTR-2000. As of September 30, 2000, the Company had $8.7 million in cash and short-term investments. The bulk of the cash investments are the result of a common stock warrant exercise by three officers of the Company in mid-June, 2000. QTR-2000 interest expense of $1.4 million represented an 8% increase over QTR-1999 levels and was due predominantly to higher debt interest rates in the current period.

On July 17, 2000, the Company and Hanover Compressor Company ("Hanover") announced the two companies have executed a definitive merger agreement under which Hanover will acquire the Company in an all-stock transaction. The merger, which is subject to the approval of the Company's shareholders, is expected to close in late December, 2000 or early January, 2001. Prior to the merger announcement, the Company's board approved a company wide employee retention plan to incentivise Company employees to remain during the sale and merger process. During QTR-2000, the Company incurred legal costs of approximately $150,000 associated with the planned merger and paid retention bonuses under the employee retention plan totaling $458,000. These combined costs have been included as a line item under "Other income (expense)" in the financial statements.

For QTR-2000, the Company reported pretax net income of $407,000 before the previously described merger and employee retention expense versus a QTR-1999 pretax loss of $5,000. Included in QTR-1999's pretax earnings is a $313,000 gain on the sale of the Company's oil and gas operations during that quarter. Inclusion of the merger and employee retention expense generates a pretax loss of $201,000 for QTR-2000 with a $72,000 tax benefit generating a net loss for the quarter of $129,000. This compares with QTR-1999 net income of $373,000 after a $378,000 tax benefit offset the $5,000 pretax loss.

9 MONTHS ENDED SEPTEMBER 30, 2000 VERSUS 9 MONTHS ENDED SEPTEMBER 30, 1999

Gas compressor rentals, service & treating fees of $16.5 million for the nine months ended September 30, 2000 ("9 Mo.-2000") represented a 6% reduction from that achieved in the nine months ended September 30, 1999 ("9 Mo.-1999"). The decline was due to a slight drop in the average amount of compression horsepower deployed during the 9 Mo.-2000 period as compared to the 9 Mo.-1999 period and a slight increase in the average unit size of a deployed unit. As stated earlier, compression rental rates and, in general, operating costs, on a per horsepower basis is inversely related to unit size. The decline in rental service and treating fees was more than offset by a 22% decline, from 9 Mo.-1999 levels, in the associated direct operating costs to $5.8 million.
The comparative period cost reduction was due to 1) the previously described economies of scale in cost structure from deploying larger horsepower equipment, and 2) continued focus on cost structure efficiencies in the Company's field operations. As a result, the Company's gas compressor rentals, service and treating operations generated a gross profit (revenues - direct expense) of $10.7 million for 9 Mo.-2000 versus 9 Mo.-1999's $10.1 million, a 6% improvement. 9 Mo.-2000's and 9 Mo.-1999's gross margins for these operations (gross profit divided by revenue) were 65% and 58%, respectively.

9 Mo.-2000 compressor sales and remanufacturing revenues decreased 31% from 9 Mo.-1999 levels to $198,000. The associated cost-of-goods-sold fell 40% from 9 Mo.-1999 levels to $108,000. As a result the gross profit from these operations declined just 15% from 9 Mo.-1999 levels to $90,000. The gross margin improved to 45% from 9 Mo.-1999's 37%. The Company continues to minimize its focus on this business sector in favor of the typically more profitable gas compression rental, service and treating sector.

Oil and gas revenues and the associated operating costs fell to $0 in the 9 Mo.-2000 period due to the July, 1999 sale of 100% of its oil and gas operations to Prize Petroleum. The Company exited the oil and gas production business to redirect its capital investment into its core gas compression, service and treating business.

Depreciation, depletion and amortization costs for the 9 Mo.-2000 period fell 10% from 9 Mo.-1999 levels. The loss of depletion due to the July, 1999 sale of the oil and gas operations was the predominant cause.

9 Mo.-2000's selling, general and administrative expense ("G&A") fell $1.2 million (-40%) from 9 Mo.-1999 levels to $1.8 million. The decrease reflected the Company's continued focus on expense controls. The bulk of the G&A reduction was achieved through personnel reductions. The 9 Mo.-2000 G&A expense also includes an estimated $130,000 in legal, professional and other expenses associated with 1) the Company's response to a shareholder proxy solicitation instigated by three dissident directors of the Company and 2) costs associated with the Company's support of the investment bank, engaged in February, 2000, in its efforts to market the Company (see Note 6, Subsequent Events). At the July 13th, 2000 annual OEC shareholders' meeting, the Company's shareholders overwhelming rejected the dissident directors' alternative slate of directors to that proposed by the Company and the three dissident directors were not reelected to the Company's board. Additionally, the Company rejected the dissident group's request, delivered by their legal counsel, to reimburse the dissident group's legal and proxy solicitation expenses.

The Company's improved cost structure in both its field operations and selling / administration more than offset 9 Mo.-2000's revenue decline from the comparative quarter. As a result, Income from Operations rose $1.3 million (39%) from 9 Mo.-1999 levels to $4.7 million. Cashflow, defined here as earnings before interest, taxes, depreciation, amortization and non-recurring expenses (commonly referred to as "EBITDA"), rose $855,000 (10%) from QTR-1999's performance level to $9.0 million.

Interest income for 9 Mo.-2000 of $173,000 represents a $95,000 increase over 9 Mo.-1999 levels and is due to the increase in short-term cash investments held by the Company during the last three months of the 9 Mo.-2000 period. As of September 30, 2000, the Company had $8.7 million in cash and short-term investments. The bulk of the cash investments are the result of a common stock warrant exercise by three officers of the Company in mid June, 2000.
9 Mo.-2000 interest expense of $4.3 million represented a 9% increase over QTR-1999 levels and was due 1) slightly higher levels of senior debt and 2) higher debt interest rates in the current period.

On July 17, 2000, the Company and Hanover Compressor Company ("Hanover") announced the two companies have executed a definitive merger agreement under which Hanover will acquire the Company in an all-stock transaction. The merger, which is subject to the approval of the Company's shareholders, is expected to close in late December, 2000 or early January, 2001(see Note 6, Merger with Hanover Compression). Prior to the merger announcement, the Company's board approved a company wide employee retention plan to incentivise Company employees to remain during the sale and merger process. During 9 Mo.-2000, the Company incurred legal costs of approximately $150,000 associated with the planned merger and paid retention bonuses under the employee retention plan totaling $458,000. These combined costs have been included as a line item under "Other income (expense)" in the financial statements.

In February, 2000, the Company sold a 50% undivided interest in the Will-o-Mills gas treating plant for cash proceeds of $2 million. The sale generated a gain-on-sale of $738,000 during the first quarter of 2000. This compares with a $310,000 gain taken in July, 1999 with the previously described sale of the Company's oil and gas operations to Prize Petroleum. Minority interest was eliminated with the Prize sale.

As result of the improved operating margins and reduced G&A expenses, the Company reported pretax net income of $727,000 for the 9 Mo.-2000 period versus a $237,000 pretax loss for the comparative 9 Mo.-1999 period. The
9 Mo.-2000 period's pretax net income, before 1) the merger and employee retention Expenses and 2) one time gains on asset sales, was $587,000. The comparative 9 Mo.-1999 period generated a pretax net loss before comparable expenses and sale gains of $572,000.

Income tax expense for the 9 Mo.-2000 period of $290,000 resulted in net income for the period of $437,000. A $454,000 tax benefit in the comparative 9 Mo.-1999 period reversed the period's $237,000 pretax net loss to a positive net income of $217,000.

CAPITAL RESOURCES AND LIQUIDITY

      As of September 30, 2000, the Company has in place a $39.5 million senior credit facility with a major international bank. The facility is a borrowing base revolver effective through July 2001, due in full on July 31, 2001. The September 30, 2000 borrowing base is $48 million but is limited to the current commitment that reduces by $150,000 per month through the July 31, 2001 maturity. The credit facility is collateralized by substantially all of the assets of the Company. On September 30, 2000, the senior credit facility's outstanding balance was $39.3 million which was classified as a current maturity.

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

      Covenants related to the debt agreements include the maintenance of specific levels of working capital, tangible net worth, and various debt service ratios, as defined by the agreements. Further, the debt agreements prohibit the payment of dividends, limit the Company's repurchase of its own stock, and restrict new borrowings. At September 30, 2000, the Company was in compliance with all covenants in both its senior and subordinated credit facilities.

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

      In July 1999, the Company sold approximately 5,000 horsepower of idle compression equipment (approximately 2% of the total fleet) in a single transaction for $2 million. The purchase and sale agreement contains put and call features that permit 1) the Company to repurchase, at its option, ("Call") the equipment by the end of 1999 at cost, and 2) the purchaser to ("Put") the equipment back to the Company and recover the purchase price plus accrued interest at 10%. The Put and Call features, which were to expire on December 31, 1999, were extended by mutual agreement of the Company and the purchaser to August 30, 2000. On July 17, 2000, the Company announced that it had executed a definitive merger agreement with Hanover Compressor Company (see Note 6), the purchaser of the equipment. The merger is expected to close between late December, 2000 and earlry January, 2001. The Company expects that the existing terms of the equipment purchase and sale agreement will be extended until the merger's completion. Regardless, the Company has sufficient cash reserves to pay-off the note. The Company has treated the transaction as a loan for accounting purposes until such time as the put and call features have either been exercised or expire. To that end, the $2 million sale is carried as a $2 million current note payable at September 30, 2000.

      Net cash provided by operating activities decreased to $3.8 million in the first nine months, ending September 30, 2000 from $7.0 million in the comparable Nine months of 1999 primarily due to a $1.3 million reduction in accounts payable and accrued liabilities as well as the backing out of the $.748 million gain on asset sale from the previously described February,2000 sale of a 50% interest in the Will-O-Mills gas treating plant. Net cash used in investing activities fell from 1999's $8.4 million to 2000's $2.0 million. The principal causes were 1) a $5.2 million reduction in capital expenditure levels for acquisitions to and enhancements of the Company's compressor fleet and 2) the $2 million cash proceeds from the previously described February 2000 Gas plant interest sale. Net cash provided by financing activities increased from 1999's $1.7million to 2000's $6.5 million due primarily to the $7.28 million in cash proceeds received from the previously described June 12, 2000 stock warrant exercise and a $658 thousand net reduction in borrowings.

                  At September 30, 2000, the Company had current assets of $17.0 million and current liabilities, excluding the $39.3 million senior revolver balance, of $7.3 million. The Company has minimal availability under its senior credit facility and does not have access to the borrowing base above the current $39.0 million commitment (as of November 8, 2000) unless additional lenders are recruited into the credit facility. Given the planned Hanover merger (see Note 6), the Company has no plans to recruit additional lenders at this time. Further, as of September 30, 2000, the Company possesses $8.7 million in cash reserves which management believes is sufficient, along with cash from operations, to support working capital and capital investments through completion of the Hanover merger (See Note 6 - Subsequent Events).

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

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company had used derivative financial instruments such as commodity futures agreements to hedge against fluctuations in oil and gas prices. Gains and losses on these derivative instruments are recorded as adjustments to oil and gas sales. The Board of Directors of the Company have adopted a policy governing the use of derivative instruments which requires that all derivatives used by the Company relate to an anticipated transaction and prohibits the use of speculative or leveraged derivatives. As of September 30, 2000, the Company did not have any derivative financial instruments.

INTEREST RATE RISK

      Total debt at September 30, 2000, included $15 million of fixed rate debt and $45 million of floating-rate debt attributed to borrowings. As a result, the Company's annual interest cost will fluctuate based on changes in short-term interest rates. The impact on annual cash flow of a 10% change in the short-term interest rate would be less than $400,000.

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

ITEM 5.   OTHER INFORMATION

      On July 17, 2000, the Company and Hanover Compressor Company ("Hanover") announced the two companies had executed a definitive merger agreement under which Hanover will acquire the Company in an all-stock transaction. Under the terms of the merger agreement, the Company's common stock will be valued at $1.00 per share on the closing date of the merger. The Company's shares being acquired will be exchanged for newly issued Hanover Common shares equal to the average of the closing price for Hanover common shares for the 20 day trading period ending two days prior to the merger. The conversion ratio is subject to a Hanover share price floor and ceiling of $30.00 and $32.50, respectively. One of the conditions to the consummation of the proposed merger between OEC and Hanover is the approval of the OEC shareholders of such merger. Under Securities and Exchange Commission rules, this approval must be done at a special meeting of the shareholders of OEC following delivery of a merger proxy and registration statement for the Hanover common stock to be issued to the OEC shareholders in the merger. In September of 2000, Hanover acquired the Dresser-Rand Compression Services Division ("DRCS") from Ingersoll-Rand Company and under SEC rules, the registration/proxy statement needed to include audited financial statements of DRCS and certain pro forma financial statements. The required DRCS audit was just recently completed. Hanover and OEC expect to file a proxy/registration statement shortly and to consummate the merger in either December of 2000 or early 2001.

Due to the delay in filing the proxy/registration statement, on November 14 2000, the Company's Board of Directors and Hanover agreed to (i) extend the outside date for closing the merger from January 15, 2001 to March 1, 2001,(ii) agreed that actions and events that have occurred prior to November 14, 2000 are not material adverse changes under the Merger Agreement, (iii) change the definition of material adverse change in the merger agreement such that changes in the financial performance or condition of the Company will not be grounds for Hanover refusing to close the merger, and (iv) eliminated the requirement that the Company have in place an agreement for one of the Company's lenders to cancel certain warrants prior to the closing of the merger.

Given the extended delay in closing the proposed merger of the Company and/ Hanover, on November 14, 2000 the Company's board of Directors and Hanover agreed to enter into a management agreement whereby Hanover will assume management responsibilities for the Company's shop and field operations through completion of the merger. Hanover will receive monthly compensation under the agreement of $900,000 effective beginning in October of this year. The Company's senior management will continue to oversee all marketing, administrative, accounting and financial operations as well as oversight of the Company's shop and field management.

ITEM 6.   EXHIBITS

          (a)    Exhibits:


                 Exhibit
                  No.            Description
                  ---            -----------

                  10.1 Agreement and Plan of Merger dated July 14, 2000 by and among The Company, Hanover Compressor Company and
                           Caddo Acquisition Corp.

                  10.2     Amendment No. 1 to Agreement and Plan of Merger

                  10.3     Voting and Disposition Agreement

                  10.4     Management Agreement


                                   SIGNATURES

         Pursuant to the requirements of Sections 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OEC COMPRESSION CORPORATION



DATE: November 14, 2000         By: /s/ Kelcy L. Warren
                                   ------------------------------------------
                                   KELCY L. WARREN
                                   Co-Chief Executive Officer

DATE: November 14, 2000         By: /s/ Ray C. Davis
                                   ------------------------------------------
                                   RAY C. DAVIS
                                   Co-Chief Executive Officer


DATE: November 14, 2000         By: /s/ Jack D. Brannon
                                   ------------------------------------------
                                   JACK D. BRANNON
                                   Senior Vice President and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


EXHIBIT
 NO.              DESCRIPTION
-------           -----------

10.1     Agreement and Plan of Merger dated July 14, 2000 by and among The
         Company, Hanover Compressor Company and Caddo Acquisition Corp.

10.2     Amendment No. 1 to Agreement and Plan of Merger

10.3     Voting and Disposition Agreement

10.4     Management Agreement
